Form 10-Q
period 2021-03-31
Praxis Precision Medicines, Inc.
filed 2021-05-11
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of April 30, 2021, the registrant had 38,664,518 shares of common stock, $0.0001 par value per share, outstanding.

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
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act, enacted in April 2012, or a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended; and
•the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements.
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Quarterly Report on Form 10-Q.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$131,152	$296,608
Marketable securities	139,659	—
Prepaid expenses and other current assets	7,753	5,718
Total current assets	278,564	302,326
Property and equipment, net	109	82
Operating lease right-of-use assets	571	754
Other non-current assets	9	15
Total assets	$279,253	$303,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,774	$4,088
Accrued expenses	7,386	10,869
Operating lease liabilities	578	763
Total current liabilities	13,738	15,720
Total liabilities	13,738	15,720
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,621,049 shares issued and outstanding as of March 31, 2021, and 38,268,543 shares issued and outstanding as of December 31, 2020	4	4
Additional paid-in capital	442,524	437,007
Accumulated other comprehensive loss	(86)	—
Accumulated deficit	(176,927)	(149,554)
Total stockholders’ equity	265,515	287,457
Total liabilities and stockholders’ equity	$279,253	$303,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$17,929	$6,868
General and administrative	9,490	1,601
Total operating expenses	27,419	8,469
Loss from operations	(27,419)	(8,469)
Other income:
Interest income, net	46	128
Total other income	46	128
Loss before benefit from income taxes	(27,373)	(8,341)
Benefit from income taxes	—	11
Net loss	$(27,373)	$(8,330)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(2,064)
Gain on repurchase of redeemable convertible preferred stock	—	493
Net loss attributable to common stockholders	$(27,373)	$(9,901)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(6.08)
Weighted average common shares outstanding, basic and diluted	38,470,710	1,629,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(27,373)	$(8,330)
Unrealized losses on marketable securities, net of tax	(86)	—
Comprehensive loss	$(27,459)	$(8,330)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	38,268,543	$4	$437,007	$(149,554)	$—	$287,457
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,666	—	—	4,666
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	352,506	—	851	—	—	851
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(86)	(86)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,373)	—	(27,373)
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	38,621,049	$4	$442,524	$(176,927)	$(86)	$265,515

Balance at December 31, 2019	8,075,799	9,932	14,913,704	49,969	2,666,666	10,431	9,805,827	50,789	1,621,880	1	—	(81,009)	—	(81,008)
Repurchase of Series C redeemable convertible preferred stock	—	—	—	—	—	—	(5,825,243)	(30,493)	—	—	—	493	—	493
Series C redeemable convertible preferred stock issuance costs	—	—	—	—	—	—	—	(37)	—	—	—	—	—	—
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	13,143	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	147	—	—	147
Accretion of redeemable convertible preferred stock to redemption value	—	160	—	890	—	199	—	815	—	—	(147)	(1,917)	—	(2,064)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(8,330)	—	(8,330)
Balance at March 31, 2020	8,075,799	$10,092	14,913,704	$50,859	2,666,666	$10,630	3,980,584	$21,074	1,635,023	$1	$—	$(90,763)	$—	$(90,762)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,373)	$(8,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23	10
Stock-based compensation expense	4,666	147
Non-cash operating lease expense	183	169
Amortization of premiums and discounts on marketable securities, net	261	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,035)	(294)
Accounts payable	2,208	991
Accrued expenses	(3,477)	(1,097)
Operating lease liabilities	(185)	(169)
Other	7	4
Net cash used in operating activities	(25,722)	(8,569)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Purchases of marketable securities	(140,006)	—
Net cash used in investing activities	(140,010)	—
Cash flows from financing activities:
Payment of deferred offering costs	(575)	—
Proceeds from exercise of options to purchase common stock	851	—
Repurchase of Series C redeemable convertible preferred stock	—	(30,000)
Net cash provided by (used in) financing activities	276	(30,000)
Decrease in cash, cash equivalents and restricted cash	(165,456)	(38,569)
Cash, cash equivalents and restricted cash, beginning of period	297,208	45,415
Cash, cash equivalents and restricted cash, end of period	$131,752	$6,846
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	131,152	6,246
Restricted cash	600	600
Total cash, cash equivalents and restricted cash	$131,752	$6,846
Supplemental disclosures of non-cash activities:
Purchases of property, plant and equipment included in accounts payable	$51	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,064
Redeemable convertible preferred stock issuance costs included in accounts payable	$—	$36
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system (“CNS”) disorders characterized by neuronal imbalance. The Company has established a broad portfolio, including multiple disclosed programs across CNS disorders, including depression, epilepsy, movement disorders and pain syndromes, with three clinical-stage product candidates. The Company intends to develop differentiated therapies that can deliver long-term benefits to human health by meaningfully impacting patients and society. The Company’s most advanced programs, PRAX-114 and PRAX-944, are currently in Phase 2/3 and Phase 2 development, respectively. PRAX-114 is an extrasynaptic GABAA receptor preferring positive allosteric modulator currently being developed for the treatment of major depressive disorder and perimenopausal depression. The Company plans to initiate Phase 2 trials of PRAX-114 in post-traumatic stress disorder and essential tremor ("ET") in the second half of 2021. PRAX-944 is a selective small molecule inhibitor of T-type calcium channels currently being developed for the treatment of ET. The Company plans to initiate a Phase 2 trial of PRAX-944 in Parkinson's disease in the first half of 2022.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of convertible debt, Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B redeemable convertible preferred stock (the “Series B Preferred Stock”), Series B-1 redeemable convertible preferred stock (the “Series B-1 Preferred Stock”), Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) and Series C-1 redeemable convertible preferred stock (the "Series "C-1 Preferred Stock" and together the Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock and Series C-1 Preferred Stock are collectively referred to as the “Redeemable Convertible Preferred Stock”), and from proceeds from its initial public offering ("IPO"). From inception through March 31, 2021, the Company raised $411.0 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including net losses of $27.4 million for the three months ended March 31, 2021. In addition, as of March 31, 2021, the Company had an accumulated deficit of $176.9 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2021 of $270.8 million will be sufficient to fund the operating expenses and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K, except as noted immediately below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. Financial statement disclosures for the three months ended March 31, 2021 and 2020 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ended December 31, 2021, any other interim periods, or any future year or period.
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
Marketable Securities
The Company invests its excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1 or P-1 by two of the three nationally recognized statistical rating organizations. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity, and periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company classifies its investments in debt instruments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive gain (loss), a component of stockholders’ equity. Realized gains and losses are included in the Company's condensed consolidated statements of operations. All of the Company's available-for-sale securities are available for use in its current operations. As a result, the Company has categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

The Company evaluates securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit- related is recognized in other comprehensive (loss) income, net of applicable taxes.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity; the methodology for calculating income taxes in an interim period; and the recognition of deferred tax liabilities for outside basis differences. On January 1, 2021, the Company early adopted ASU 2019-12 on a prospective basis, with no material impact on its condensed consolidated financial statements and related disclosures.
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
3. Marketable Securities
The following is a summary of the Company's investment portfolio at March 31, 2021 (in thousands). The Company did not have any marketable securities as of December 31, 2020.

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Commercial paper	$55,926	$—	$—	$55,926
Corporate debt securities	44,686	—	(40)	44,646
Total securities with a maturity of one year or less	$100,612	$—	$(40)	$100,572

Corporate debt securities	26,888	—	(46)	26,842
Debt securities issued by U.S. government agencies	12,245	—	—	12,245
Total securities with a maturity of one to two years	$39,133	$—	$(46)	$39,087
Total available-for-sale securities	$139,745	$—	$(86)	$139,659

The Company recorded unrealized losses related to the marketable securities listed above as of March 31, 2021. The Company believes that the unrealized losses associated with the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three months ended March 31, 2021.
4. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. The Company categorizes financial assets measured at fair value based on a fair value hierarchy. The following fair value hierarchy is used to classify financial assets based on observable inputs and unobservable inputs used to value the financial assets:
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets;
•Level 2: Quoted prices for similar assets in active markets, quoted prices in markets that are not active, or inputs which are unobservable, either directly or indirectly, for substantially the full term of the asset; or
•Level 3: Prices or valuation techniques that require inputs that are both significant to the valuation of the asset and unobservable.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$127,773	$—	$—	$127,773
Marketable securities:
Corporate debt securities	—	71,488	—	71,488
Commercial paper	—	55,926	—	55,926
U.S. government agency and treasury securities	12,245	—	—	12,245
	$140,018	$127,414	$—	$267,432

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$290,931	$—	$—	$290,931
	$290,931	$—	$—	$290,931

5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued external research and development expenses	$4,541	$4,206
Accrued personnel-related expenses	1,281	5,516
Accrued consulting expenses	822	220
Accrued other	742	927
Total accrued expenses	$7,386	$10,869

6. Commitments and Contingencies
In October 2018, the Company entered into a sublease agreement for office space located in Cambridge, Massachusetts that expires on December 30, 2021, with no option to renew or terminate early. The base rent increases by approximately 1% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, as the lease term expires less than twelve months from the condensed consolidated balance sheet dates. This lease qualifies as an operating lease.
7. Common Stock and Preferred Stock
Common Stock
As of March 31, 2021 and December 31, 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of March 31, 2021 and December 31, 2020, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	March 31, 2021	December 31, 2020
Shares reserved for exercise of outstanding stock options	6,648,367	5,944,546
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	3,515,208	3,036,776
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	654,204	327,102
Shares reserved for vesting of restricted stock units	328,363	—
Total shares of authorized common stock reserved for future issuance	11,146,142	9,308,424

Preferred Stock
As of March 31, 2021 and December 31, 2020, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
8. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option Incentive Plan (the "2020 Plan”) as of March 31, 2021 and December 31, 2020 was 5,184,455 shares and 3,271,028 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan”) as of March 31, 2021 and December 31, 2020 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.

2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of March 31, 2021 and December 31, 2020 was 654,204 shares and 327,102 shares, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Issued	329,963	52.16
Vested	—	—
Forfeited	(1,600)	52.53
Unvested as of March 31, 2021	328,363	$52.16
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	5,944,546	$7.47
Granted	1,139,723	52.60
Exercised	(352,506)	2.42		$16,671
Cancelled or Forfeited	(83,396)	20.14
Outstanding as of March 31, 2021	6,648,367	$15.31	9.10	$140,012
Exercisable as of March 31, 2021	792,732	$2.48	7.48	$24,004
Vested and expected to vest as of March 31, 2021	6,498,698	$15.49	9.16	$136,220
The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at March 31, 2021. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock on the exercise date.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows:

Three Months Ended March 31,
2021
Risk-free interest rate	0.66%
Expected term (in years)	6.14
Expected volatility	85.28%
Expected dividend yield	—%
The weighted-average grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2021 was $37.54 per share. There were no stock options granted during the three months ended March 31, 2020.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$2,318	$102
General and administrative	2,348	45
Total stock-based compensation expense	$4,666	$147
As of March 31, 2021, total unrecognized compensation expense related to unvested stock-based awards was $81.2 million, which is expected to be recognized over a weighted-average period of 3.30 years.
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(27,373)	$(8,330)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(2,064)
Gain on repurchase of redeemable convertible preferred stock	—	493
Net loss attributable to common stockholders	$(27,373)	$(9,901)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,470,710	1,629,340
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(6.08)
The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	6,648,367	1,634,686
Unvested restricted common stock and restricted stock units	328,363	35,047
Series A Preferred Stock	—	3,773,820
Series B Preferred Stock	—	6,969,173
Series B-1 Preferred Stock	—	1,246,133
Series C Preferred Stock	—	1,860,126
	6,976,730	15,518,985
The shares of common stock issuable upon conversion of the Redeemable Convertible Preferred Stock for the three months ended March 31, 2020 assumed automatic conversion in the event of a qualified public offering.
10. Related Party Transactions
On September 11, 2019, the Company entered into a Cooperation and License Agreement (the “License Agreement”) with RogCon Inc. (“RogCon”). Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Pursuant to the terms of the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the associated research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. One of the founders of RogCon became the Company’s General Counsel in June 2020. The Company continues to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. During both the three months ended March 31, 2021 and 2020, the Company expensed less than $0.1 million for the reimbursement of RogCon’s out-of-pocket costs. As of March 31, 2021, the Company had accrued expenses of $0.3 million due to RogCon under the License Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 17, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our most advanced programs, PRAX-114 and PRAX-944, are currently in Phase 2/3 and Phase 2 development, respectively. PRAX-114 is currently being developed for the treatment of major depressive disorder and perimenopausal depression. Together, these conditions affect more than 22 million patients in the United States. We plan to initiate a Phase 2 trial of PRAX-114 in post-traumatic stress disorder and a Phase 2 trial of PRAX-114 in essential tremor, or ET, in the second half of 2021. PRAX-944 is a selective small molecule inhibitor of T-type calcium channels, currently being developed for the treatment of ET, a progressive and debilitating movement disorder affecting up to seven million people in the United States. We plan to initiate a PRAX-944 Phase 2 trial for the treatment of Parkinson's disease in the first half of 2022. In addition, we initiated a Phase 1 trial of PRAX-562, a persistent sodium current blocker, for the potential treatment of a broad range of rare, devastating CNS disorders, such as severe pediatric epilepsies and rare adult cephalgias. In addition to our clinical programs, we have multiple disclosed preclinical product candidates in development for severe genetic epilepsies.
We were incorporated in 2015 and commenced operations in 2016. Since inception, we have devoted substantially all of our resources to developing our preclinical and clinical product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We employ a “virtual” research and development model, relying heavily upon external consultants, collaborators and contract research organizations to conduct our preclinical and clinical activities. Since inception, we have financed our operations primarily with proceeds from the issuance of convertible debt, sales of our Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series B-1 redeemable convertible preferred stock, Series C redeemable convertible preferred stock and Series C-1 redeemable convertible preferred stock and the closing of our initial public offering, or IPO in October 2020.
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $27.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $176.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our lead product candidates, PRAX-114 and PRAX-944, to and through late stage clinical trials;
•advance our PRAX-562 product candidate to Phase 2 clinical trials;
•advance our preclinical programs to clinical trials;
•further invest in our pipeline;
•further invest in our manufacturing capabilities;
•seek regulatory approval for our investigational medicines;
•maintain, expand, protect and defend our intellectual property portfolio;
•acquire or in-license technology;
•secure facilities to support continued growth in our research, development and commercialization efforts;
•increase our headcount to support our development efforts and to expand our clinical development team; and
•incur additional costs and headcount associated with our transition to becoming a public company.
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
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $270.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
COVID-19 Business Update
With the global spread of the ongoing COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and clinical trials. Our operations are considered an essential business and we are continuing to operate during this period. We have taken measures to secure our research and development activities. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

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
•expenses incurred under agreements with third parties, such as consultants, investigative sites and contract research organizations, that conduct our preclinical and clinical studies and in-licensing arrangements;
•costs incurred to maintain compliance with regulatory requirements;
•costs incurred with third-party contract development and manufacturing organizations to acquire, develop and manufacture materials for preclinical and clinical studies; and
•depreciation, amortization and other direct and allocated expenses, including rent, insurance and other operating costs, incurred as a result of our research and development activities.
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

	Three Months Ended March 31,
	2021	2020

PRAX-114	$3,201	$1,947
PRAX-944	1,328	716
PRAX-562	2,754	936
Discovery-stage programs	3,272	609
Personnel-related (including stock-based compensation)	6,505	2,047
Other indirect research and development expenses	869	613
Total research and development expenses	$17,929	$6,868
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
General and Administrative Expense
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, legal, commercial and administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program. Costs to secure and defend our intellectual property, or IP, are expensed as incurred and are classified as general and administrative expenses.
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
Other Income
Interest Income, Net
Interest income, net consists of interest income from our cash, cash equivalents and marketable securities and amortization of investment premiums.
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision or benefit recognized for the three months ended March 31, 2021. The income tax benefit recognized for the three months ended March 31, 2020 related to income tax associated with our operations in Australia.
Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2021	2020
Operating expenses:
Research and development	$17,929	$6,868	$11,061
General and administrative	9,490	1,601	7,889
Total operating expenses	27,419	8,469	18,950
Loss from operations	(27,419)	(8,469)	(18,950)
Total other income:
Interest income, net	46	128	(82)
Total other income	46	128	(82)
Loss before benefit from income taxes	(27,373)	(8,341)	(19,032)
Benefit from income taxes	—	(11)	11
Net loss	$(27,373)	$(8,330)	$(19,043)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended March 31,		Change
	2021	2020
PRAX-114	$3,201	$1,947	$1,254
PRAX-944	1,328	716	612
PRAX-562	2,754	936	1,818
Discovery-stage programs	3,272	609	2,663
Personnel-related (including stock-based compensation)	6,505	2,047	4,458
Other indirect research and development expenses	869	613	256
Total research and development expenses	$17,929	$6,868	$11,061
Research and development expenses increased approximately $11.1 million from $6.9 million for the three months ended March 31, 2020 to $17.9 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily attributable to the following:
•$4.5 million increase in personnel-related costs primarily due to increased headcount, including an increase of $2.2 million in stock-based compensation expense due to the increase in fair value of our stock options since becoming a public company;
•$2.7 million increase in expense related to our discovery-stage programs, primarily driven by an increase in preclinical activities for such programs;
•$1.8 million increase in expense related to our PRAX-562 program, primarily driven by an increase in clinical and toxicology spend related to our Phase 1 clinical trial for this program;
•$1.3 million increase in expense related to our PRAX-114 program, driven by an increase in toxicology and clinical spend for our Phase 2/3 clinical trial for this program;

•$0.6 million increase in expense related to our PRAX-944 program, driven primarily by a $0.4 million increase in clinical related spend.
General and Administrative Expense
General and administrative expenses increased $7.9 million from $1.6 million for the three months ended March 31, 2020 to $9.5 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•$3.8 million increase in personnel-related costs, primarily driven by increased headcount, including an increase of $2.3 million in stock-based compensation expense due to the increase in fair value of our stock options since becoming a public company;
•$2.3 million increase in professional fees including legal and consulting services, driven by a $1.8 million increase in consulting costs, primarily $1.4 million of increased commercial-related spend to support assessments of our clinical-stage programs and a $0.6 million increase in audit and legal fees.
•$1.8 million increase in other general and administrative expenses, including a $1.1 million increase in insurance and related costs, primarily due to becoming a public company.
Other Income
Other income for the three months ended March 31, 2021 and 2020, comprised of interest income on our cash, cash equivalents and marketable securities and investment premium amortization, was not material.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from sales of our redeemable convertible preferred stock, the issuance of convertible debt and the closing of our IPO. We raised an aggregate of $206.7 million in proceeds from the sale of our redeemable convertible preferred stock, $4.0 million in proceeds from the issuance of convertible promissory notes, and $200.3 million in net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses payable by us. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $270.8 million.
Historical Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(25,722)	$(8,569)
Investing activities	(140,010)	—
Financing activities	276	(30,000)
Net decrease in cash, cash equivalents and restricted cash	$(165,456)	$(38,569)
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
During the three months ended March 31, 2021, net cash used in operating activities of $25.7 million was primarily due to our $27.4 million net loss and $3.5 million in changes in operating assets and liabilities, partially offset by $5.1 million of non-cash charges primarily related to stock-based compensation.
During the three months ended March 31, 2020, net cash used in operating activities of $8.6 million was primarily due to our $8.3 million net loss and $0.6 million in changes in operating assets and liabilities, partially offset by $0.3 million of non-cash charges.
Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities of $140.0 million primarily related to the purchase of marketable securities. There were no cash flows from investing activities during the three months ended March 31, 2020.
Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities of $0.3 million consisted of net proceeds from the exercise of stock options, partially offset by payment of deferred initial public offering costs.
During the three months ended March 31, 2020, net cash used in financing activities of $30.0 million consisted of cash paid for the repurchase of our Series C redeemable convertible preferred stock.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
Contractual Obligations
There have been no changes to our contractual obligations from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021.
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
There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021.
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
Reserved.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Vice President of Finance (our principal accounting officer and interim principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Vice President of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Public Offering of Common Stock
In October 2020, we completed the initial public offering of our common stock, or IPO, pursuant to which we issued and sold 11,500,000 shares of our common stock at a price to the public of $19.00 per share.

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 16, 2020. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus. We are holding the balance of the net proceeds in cash, cash equivalents, and marketable securities. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
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
*Filed herewith.
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

PRAXIS PRECISION MEDICINES, INC.

Date:	May 11, 2021	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 11, 2021	By:	/s/ Lauren Mastrocola
Lauren Mastrocola
Principal Accounting Officer and Interim Principal Financial Officer