Form 10-Q
period 2021-06-30
Praxis Precision Medicines, Inc.
filed 2021-08-16
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 6, 2021, the registrant had 44,712,538 shares of common stock, $0.0001 par value per share, outstanding.

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
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our ongoing and planned preclinical studies and clinical trials.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$175,879	$296,608
Marketable securities	163,305	—
Prepaid expenses and other current assets	9,249	5,718
Total current assets	348,433	302,326
Property and equipment, net	182	82
Operating lease right-of-use assets	4,400	754
Other non-current assets	496	15
Total assets	$353,511	$303,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,401	$4,088
Accrued expenses	7,826	10,869
Operating lease liabilities	553	763
Total current liabilities	15,780	15,720
Long-term liabilities:
Non-current portion of operating lease liabilities	3,959	—
Total liabilities	19,739	15,720
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 44,693,162 shares issued and outstanding as of June 30, 2021, and 38,268,543 shares issued and outstanding as of December 31, 2020	5	4
Additional paid-in capital	547,145	437,007
Accumulated other comprehensive loss	(50)	—
Accumulated deficit	(213,328)	(149,554)
Total stockholders’ equity	333,772	287,457
Total liabilities and stockholders’ equity	$353,511	$303,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$25,678	$9,050	$43,607	$15,918
General and administrative	10,805	2,520	20,295	4,121
Total operating expenses	36,483	11,570	63,902	20,039
Loss from operations	(36,483)	(11,570)	(63,902)	(20,039)
Other income:
Other income, net	82	5	128	133
Total other income	82	5	128	133
Loss before income taxes	(36,401)	(11,565)	(63,774)	(19,906)
Benefit from (provision for) income taxes	—	(3)	—	8
Net loss	$(36,401)	$(11,568)	$(63,774)	$(19,898)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(2,039)	—	(4,103)
Gain on repurchase of redeemable convertible preferred stock	—	—	—	493
Net loss attributable to common stockholders	$(36,401)	$(13,607)	$(63,774)	$(23,508)
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(8.28)	$(1.59)	$(14.37)
Weighted average common shares outstanding, basic and diluted	41,569,782	1,642,484	40,028,807	1,635,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(36,401)	$(11,568)	$(63,774)	$(19,898)
Unrealized gains (losses) on marketable securities, net of tax	36	—	(50)	—
Comprehensive loss	$(36,365)	$(11,568)	$(63,824)	$(19,898)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	—	—	$—	—	$—	—	$—	38,621,049	$4	$442,524	$(176,927)	$(86)	$265,515
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,400	—	—	5,400
Issuance of common stock from follow-on public offering, net of offering costs of $229	—	—	—	—	—	—	—	—	5,750,000	1	98,412	—	—	98,413
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	322,113	—	809	—	—	809
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	36	36
Net loss	—	—	—	—	—	—	—	—	—	—	—	(36,401)	—	(36,401)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	44,693,162	$5	$547,145	$(213,328)	$(50)	$333,772
Balance at March 31, 2020	8,075,799	$10,092	14,913,704	$50,859	2,666,666	$10,630	3,980,584	$21,074	1,635,023	$1	$—	$(90,763)	—	(90,762)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $4	—	—	—	—	—	—	4,563,108	23,496	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	—	—	13,142	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	285	—	—	285
Accretion of redeemable convertible preferred stock to redemption value	—	162	—	890	—	198	—	789	—	—	(285)	(1,754)	—	(2,039)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(11,568)	—	(11,568)
Balance at June 30, 2020	8,075,799	$10,254	14,913,704	$51,749	2,666,666	$10,828	8,543,692	$45,359	1,648,165	$1	$—	$(104,085)	$—	$(104,084)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Amounts in thousands, except share data)

	Six Months Ended
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	38,268,543	$4	$437,007	$(149,554)	$—	$287,457
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,066	—	—	10,066
Issuance of common stock from follow-on public offering, net of offering costs of $229	—	—	—	—	—	—	—	—	5,750,000	1	98,412	—	—	98,413
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	674,619	—	1,660	—	—	1,660
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(63,774)	—	(63,774)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	44,693,162	$5	$547,145	$(213,328)	$(50)	$333,772
Balance at December 31, 2019	8,075,799	9,932	14,913,704	49,969	2,666,666	10,431	9,805,827	50,789	1,621,880	1	—	(81,009)	—	(81,008)
Repurchase of Series C redeemable convertible preferred stock	—	—	—	—	—	—	(5,825,243)	(30,493)	—	—	—	493	—	493
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $41	—	—	—	—	—	—	4,563,108	23,459	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	—	—	26,285	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	432	—	—	432
Accretion of redeemable convertible preferred stock to redemption value	—	322	—	1,780	—	397	—	1,604	—	—	(432)	(3,671)	—	(4,103)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(19,898)	—	(19,898)
Balance at June 30, 2020	8,075,799	$10,254	14,913,704	$51,749	2,666,666	$10,828	8,543,692	$45,359	1,648,165	$1	$—	$(104,085)	$—	$(104,084)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(63,774)	$(19,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50	20
Stock-based compensation expense	10,066	432
Non-cash operating lease expense	475	341
Amortization of premiums and discounts on marketable securities, net	815	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,531)	(11)
Accounts payable	3,708	912
Accrued expenses	(3,106)	22
Operating lease liabilities	(373)	(340)
Other	(65)	9
Net cash used in operating activities	(55,735)	(18,513)
Cash flows from investing activities:
Purchases of property and equipment	(69)	—
Purchases of marketable securities	(164,170)	—
Net cash used in investing activities	(164,239)	—
Cash flows from financing activities:
Proceeds from follow-on public offering, net of issuance costs	98,576	—
Payment of issuance costs for initial public offering and issuance of redeemable convertible preferred stock	(575)	(13)
Proceeds from exercise of options to purchase common stock	1,660	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	23,459
Repurchase of Series C redeemable convertible preferred stock	—	(30,000)
Net cash provided by (used in) financing activities	99,661	(6,554)
Decrease in cash, cash equivalents and restricted cash	(120,313)	(25,067)
Cash, cash equivalents and restricted cash, beginning of period	297,208	45,415
Cash, cash equivalents and restricted cash, end of period	$176,895	$20,348
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	175,879	19,748
Restricted cash	1,016	600
Total cash, cash equivalents and restricted cash	$176,895	$20,348
Supplemental disclosures of non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,086	$—
Deferred offering costs included in accounts payable and accrued expenses	$163	$372
Purchases of property and equipment included in accounts payable	$83	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$4,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system (“CNS”) disorders characterized by neuronal imbalance. The Company has established a broad portfolio, including multiple disclosed programs across CNS disorders, including depression, epilepsy, movement disorders and pain syndromes, with three clinical-stage product candidates. The Company intends to develop differentiated therapies that can deliver long-term benefits to human health by meaningfully impacting patients and society. The Company’s most advanced programs, PRAX-114 and PRAX-944, are currently in Phase 2/3 and Phase 2 development, respectively. PRAX-114 is an extrasynaptic GABAA receptor preferring positive allosteric modulator currently being developed for the treatment of major depressive disorder and perimenopausal depression. The Company plans to initiate Phase 2 trials of PRAX-114 in post-traumatic stress disorder and essential tremor ("ET") in the second half of 2021 and intends to disclose plans for a Phase 2b trial in women with menopausal and mood symptoms in the second half of 2021. PRAX-944 is a selective small molecule inhibitor of T-type calcium channels currently being developed for the treatment of ET. The Company plans to initiate a Phase 2 trial of PRAX-944 in Parkinson's disease in the first half of 2022.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of convertible debt and redeemable convertible preferred stock, and from the sale of common stock through an initial public offering and a follow-on public offering. From inception through June 30, 2021, the Company raised $509.4 million in aggregate cash proceeds from these transactions, net of issuance costs.
In May 2021, the Company completed a follow-on public offering in which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $18.25 per share, including 750,000 shares of common stock issued and sold pursuant to the underwriters' exercise, in full, of their option to purchase additional shares of common stock, for aggregate gross proceeds of $104.9 million. The Company received approximately $98.4 million in net proceeds after deducting discounts, commissions and offering expenses payable by the Company.
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
The Company has incurred recurring losses since its inception, including net losses of $63.8 million for the six months ended June 30, 2021. In addition, as of June 30, 2021, the Company had an accumulated deficit of $213.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2021 of $339.2 million will be sufficient to fund the operating expenses and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. Financial statement disclosures for the three and six months ended June 30, 2021 and 2020 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ended December 31, 2021, any other interim periods, or any future year or period.
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
Marketable Securities
The Company invests its excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1 or P-1 by two of the three nationally recognized statistical rating organizations. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its marketable securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity, and periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company classifies its investments in debt instruments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive gain (loss), a component of stockholders’ equity. Realized gains and losses are included in the Company's condensed consolidated statements of operations. All of the Company's available-for-sale securities are available for use in its current operations. As a result, the Company has categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the timing of its adoption of this standard, as well as the potential impact that this standard may have on its financial position and results of operations, but does not expect the impact to be significant.
3. Marketable Securities
The following is a summary of the Company's investment portfolio at June 30, 2021 (in thousands). The Company did not have any marketable securities as of December 31, 2020.

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$58,511	$7	$(6)	$58,512
Commercial paper	55,952	—	—	55,952
Total securities with a maturity of one year or less	$114,463	$7	$(6)	$114,464

Corporate debt securities	36,692	—	(55)	36,637
Debt securities issued by U.S. government agencies	12,200	4	—	12,204
Total securities with a maturity of one to two years	$48,892	$4	$(55)	$48,841
Total available-for-sale securities	$163,355	$11	$(61)	$163,305
As of June 30, 2021, the Company had 12 securities with a total fair market value of $73.8 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and six months ended June 30, 2021.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$172,274	$—	$—	$172,274
Marketable securities:
Corporate debt securities	—	95,149	—	95,149
Commercial paper	—	55,952	—	55,952
Debt securities issued by U.S. government agencies	12,204	—	—	12,204
	$184,478	$151,101	$—	$335,579

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$290,931	$—	$—	$290,931
	$290,931	$—	$—	$290,931

5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued external research and development expenses	$4,848	$4,206
Accrued personnel-related expenses	2,179	5,516
Accrued other	799	1,147
Total accrued expenses	$7,826	$10,869
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts to be used as the Company's corporate headquarters. The sublease expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord for $0.4 million related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheet as of June 30, 2021. This lease qualifies as an operating lease. At inception, the Company recorded an operating lease right-of-use asset and operating lease liability of $4.1 million. As of June 30, 2021, the Company had an operating lease right-of-use asset of $4.0 million, current operating lease liability of approximately $0.2 million, and non-current operating lease liability of approximately $4.0 million included in the condensed consolidated balance sheet.
Future lease payments under the non-cancellable sublease agreement as of June 30, 2021 were as follows (in thousands):

Year Ended December 31,	Future Lease Payments
2021	$—
2022	1,160
2023	1,270
2024	1,296
2025	1,321
2026	110
Total future lease payments	$5,157
Less: interest	(1,035)
Present value of operating lease liabilities	$4,122
As of June 30, 2021, the remaining lease term and discount rate of the sublease agreement was 4.6 years and 9.0%, respectively.
In October 2018, the Company entered into a sublease agreement for office space located in Cambridge, Massachusetts that expires on December 31, 2021, with no option to renew or terminate early. The base rent increases by approximately 1% annually. The Company issued a letter of credit to the landlord for $0.6 million related to the security deposit, secured by restricted cash, which is reflected within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, as the lease term expires less than twelve months from the condensed consolidated balance sheet dates. This lease qualifies as an operating lease.

7. Common Stock and Preferred Stock
Common Stock
As of June 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of June 30, 2021 and December 31, 2020, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	June 30, 2021	December 31, 2020
Shares reserved for exercise of outstanding stock options	6,608,072	5,944,546
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	3,138,096	3,036,776
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	654,204	327,102
Shares reserved for vesting of restricted stock units	340,563	—
Total shares of authorized common stock reserved for future issuance	10,740,935	9,308,424

Preferred Stock
As of June 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
8. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option Incentive Plan (the "2020 Plan”) as of June 30, 2021 and December 31, 2020 was 5,184,455 shares and 3,271,028 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan”) as of June 30, 2021 and December 31, 2020 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.

2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of June 30, 2021 and December 31, 2020 was 654,204 shares and 327,102 shares, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Issued	352,663	50.52
Vested	—	—
Forfeited	(12,100)	52.53
Unvested as of June 30, 2021	340,563	$50.45

Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	5,944,546	$7.47
Granted	1,548,403	44.78
Exercised	(674,619)	2.46		$17,696
Cancelled or Forfeited	(210,258)	20.58
Outstanding as of June 30, 2021	6,608,072	$16.30	8.98	$56,586
Exercisable as of June 30, 2021	971,361	$3.97	7.86	$13,958
Vested and expected to vest as of June 30, 2021	6,458,407	$18.15	9.05	$54,961
The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at June 30, 2021. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock on the exercise date.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Risk-free interest rate	1.05%	0.76%
Expected term (in years)	6.00	6.11
Expected volatility	86.42%	85.58%
Expected dividend yield	—%	—%
The weighted-average grant-date fair value of the Company’s stock options granted during the three and six months ended June 30, 2021 was $16.52 per share and $31.99 per share, respectively.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,031	$153	$4,349	$255
General and administrative	3,369	132	5,717	177
Total stock-based compensation expense	$5,400	$285	$10,066	$432
As of June 30, 2021, total unrecognized compensation expense related to unvested stock-based awards was $80.2 million, which is expected to be recognized over a weighted-average period of 3.06 years.

9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(36,401)	$(11,568)	$(63,774)	$(19,898)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(2,039)	—	(4,103)
Gain on repurchase of redeemable convertible preferred stock	—	—	—	493
Net loss attributable to common stockholders	$(36,401)	$(13,607)	$(63,774)	$(23,508)
Denominator:
Weighted average common shares outstanding, basic and diluted	41,569,782	1,642,484	40,028,807	1,635,913
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(8.28)	$(1.59)	$(14.37)
The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	6,608,072	3,220,201	6,608,072	3,220,201
Unvested restricted common stock and restricted stock units	340,563	21,905	340,563	21,905
Series A redeemable convertible preferred stock	—	3,773,820	—	3,773,820
Series B redeemable convertible preferred stock	—	6,969,173	—	6,969,173
Series B-1 redeemable convertible preferred stock	—	1,246,133	—	1,246,133
Series C redeemable convertible preferred stock	—	3,992,463	—	3,992,463
	6,948,635	19,223,695	6,948,635	19,223,695
The shares of common stock issuable upon conversion of the redeemable convertible preferred stock for the three and six months ended June 30, 2020 assumed automatic conversion in the event of a qualified public offering.
10. Related Party Transactions
On September 11, 2019, the Company entered into a Cooperation and License Agreement (the “License Agreement”) with RogCon Inc. (“RogCon”). Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Pursuant to the terms of the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the associated research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. One of the founders of RogCon became the Company’s General Counsel in June 2020. The Company continues to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. Expenses incurred during all periods presented were not material. As of June 30, 2021, the Company had accrued expenses of $0.3 million due to RogCon under the License Agreement.
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
Overview
We are a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, leads to abnormal function and disease. We are applying insights from genetic epilepsies to broader neurological and psychiatric disorders, using our understanding of shared biological targets and circuits in the brain. We apply a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a broad portfolio, including multiple disclosed programs across CNS disorders, including depression, epilepsy, movement disorders and pain syndromes, with three clinical-stage product candidates. We expect multiple topline clinical trial readouts from all three programs in the next year and anticipate the launch of a new clinical development program in the next year. We intend to develop differentiated therapies that can deliver long-term benefits to human health by meaningfully impacting patients and society.
Our most advanced programs, PRAX-114 and PRAX-944, are currently in Phase 2/3 and Phase 2 development, respectively. PRAX-114 is currently being developed for the treatment of major depressive disorder and perimenopausal depression. Together, these conditions affect more than 22 million patients in the United States. We are finalizing the market assessment, including key opinion leader interactions and market research analysis, to inform plans for a Phase 2b trial in women with menopausal and mood symptoms and facilitate discussions with regulatory agencies. We expect to disclose plans for the Phase 2b study in the second half of 2021. We plan to initiate a Phase 2 trial of PRAX-114 in post-traumatic stress disorder and a Phase 2 trial of PRAX-114 in essential tremor, or ET, in the second half of 2021. PRAX-944 is a selective small molecule inhibitor of T-type calcium channels, currently being developed for the treatment of ET, a progressive and debilitating movement disorder affecting up to seven million people in the United States. We plan to initiate a PRAX-944 Phase 2 trial for the treatment of Parkinson's disease in the first half of 2022. In addition, we completed a Phase 1 trial of PRAX-562, a persistent sodium current blocker, for the potential treatment of a broad range of rare, devastating CNS disorders, such as severe pediatric epilepsies and rare adult cephalgias and plan to initiate a first-in-patient trial in rare adult cephalgias in the fourth quarter of 2021. In addition to our clinical programs, we have multiple disclosed preclinical product candidates in development for severe genetic epilepsies.
We were incorporated in 2015 and commenced operations in 2016. Since inception, we have devoted substantially all of our resources to developing our preclinical and clinical product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. We employ a “virtual” research and development model, relying heavily upon external consultants, collaborators and contract research organizations to conduct our preclinical and clinical activities. Since inception, we have financed our operations primarily with proceeds from the issuances of convertible debt, redeemable convertible preferred stock, and common stock from our initial public offering, or IPO, in October 2020 and follow-on public offering in May 2021.
On May 18, 2021, we completed a follow-on public offering in which we issued and sold 5,750,000 shares of our common stock at a public offering price of $18.25 per share, including 750,000 shares of common stock issued and sold pursuant to the underwriters' exercise, in full, of their option to purchase additional shares of common stock, for aggregate gross proceeds of $104.9 million. We received approximately $98.4 million in net proceeds after deducting discounts, commissions, and offering expenses payable by us.

We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $63.8 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $213.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
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
•incur additional costs and general and administrative headcount growth associated with our continued operations as a public company; and
•incur additional costs as a public company as we transition out of emerging growth company status at the end of 2021.
In addition, as we progress toward potential marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.
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
Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $339.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and clinical trials. We are continuing to operate during this period and have taken measures to secure our research and development activities. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.
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
Research and Development Expenses
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

PRAX-114	$6,590	$3,113	$9,791	$5,060
PRAX-944	3,005	861	4,333	1,577
PRAX-562	3,398	706	6,152	1,642
Discovery-stage programs	4,318	1,287	7,590	1,896
Personnel-related (including stock-based compensation)	6,745	2,298	13,250	4,345
Other indirect research and development expenses	1,622	785	2,491	1,398
Total research and development expenses	$25,678	$9,050	$43,607	$15,918
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
General and Administrative Expenses
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

Other Income
Other Income, Net
Other income, net consists of interest income from our cash, cash equivalents and marketable securities and amortization of investment premiums.
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision or benefit recognized for the three and six months ended June 30, 2021. The income tax benefit (provision) for the three and six months ended June 30, 2020 was not material.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
Operating expenses:
Research and development	$25,678	$9,050	$16,628
General and administrative	10,805	2,520	8,285
Total operating expenses	36,483	11,570	24,913
Loss from operations	(36,483)	(11,570)	(24,913)
Total other income:
Other income, net	82	5	77
Total other income	82	5	77
Loss before income taxes	(36,401)	(11,565)	(24,836)
Provision for income taxes	—	(3)	3
Net loss	$(36,401)	$(11,568)	$(24,833)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
PRAX-114	$6,590	$3,113	$3,477
PRAX-944	3,005	861	2,144
PRAX-562	3,398	706	2,692
Discovery-stage programs	4,318	1,287	3,031
Personnel-related (including stock-based compensation)	6,745	2,298	4,447
Other indirect research and development expenses	1,622	785	837
Total research and development expenses	$25,678	$9,050	$16,628

Research and development expenses increased approximately $16.6 million from approximately $9.0 million for the three months ended June 30, 2020 to $25.7 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$4.4 million increase in personnel-related costs due to increased headcount, including an increase of $1.9 million in stock-based compensation expense due to the increase in fair value of our stock options since becoming a public company;
•$3.5 million increase in expense related to our PRAX-114 program, driven by an increase in clinical-related and toxicology spend for our Phase 2/3 clinical trial for this program;
•$3.0 million increase in expense related to our discovery-stage programs, primarily driven by an increase in preclinical activities for such programs;
•$2.7 million increase in expense related to our PRAX-562 program, primarily driven by an increase toxicology and clinical-related spend;
•$2.1 million increase in expense related to our PRAX-944 program, driven primarily by an increase in toxicology and clinical-related spend; and
•$0.8 million increase in other indirect research and development expenses, driven by an increase in technology spend.
General and Administrative Expense
General and administrative expenses increased $8.3 million from $2.5 million for the three months ended June 30, 2020 to $10.8 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•$4.6 million increase in personnel-related costs, primarily driven by increased headcount, including an increase of $3.2 million in stock-based compensation expense due to the increase in fair value of our stock options since becoming a public company;
•$2.2 million increase in professional fees including legal and consulting services, driven by a $1.9 million increase in consulting costs, including increased commercial-related spend to support assessments of our clinical-stage programs and a $0.2 million increase in audit and legal fees; and
•$1.5 million increase in other general and administrative expenses, including a $1.1 million increase in insurance and related costs, primarily due to becoming a public company.
Other Income
Other income for the three months ended June 30, 2021 and 2020, comprised of interest income on our cash, cash equivalents and marketable securities and investment premium amortization, was not material.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2021	2020
Operating expenses:
Research and development	$43,607	$15,918	$27,689
General and administrative	20,295	4,121	16,174
Total operating expenses	63,902	20,039	43,863
Loss from operations	(63,902)	(20,039)	(43,863)
Total other income:
Other income, net	128	133	(5)
Total other income	128	133	(5)
Loss before income taxes	(63,774)	(19,906)	(43,868)
Benefit from income taxes	—	8	(8)
Net loss	$(63,774)	$(19,898)	$(43,876)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Six Months Ended June 30,		Change
	2021	2020
PRAX-114	$9,791	$5,060	$4,731
PRAX-944	4,333	1,577	2,756
PRAX-562	6,152	1,642	4,510
Discovery-stage programs	7,590	1,896	5,694
Personnel-related (including stock-based compensation)	13,250	4,345	8,905
Other indirect research and development expenses	2,491	1,398	1,093
Total research and development expenses	$43,607	$15,918	$27,689
Research and development expenses increased approximately $27.7 million from $15.9 million for the six months ended June 30, 2020 to $43.6 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$8.9 million increase in personnel-related costs primarily due to increased headcount, including an increase of $4.1 million in stock-based compensation expense due to the increase in fair value of our stock options since becoming a public company;
•$5.7 million increase in expense related to our discovery-stage programs, primarily driven by an increase in preclinical activities for such programs;
•$4.7 million increase in expense related to our PRAX-114 program, driven by an increase in toxicology and clinical-related spend for our Phase 2/3 clinical trial for this program;
•$4.5 million increase in expense related to our PRAX-562 program, primarily driven by an increase in toxicology and clinical-related spend;
•$2.8 million increase in expense related to our PRAX-944 program, driven primarily by an increase in toxicology and clinical-related spend; and
•$1.1 million increase in other indirect research and development expenses, driven by an increase in facility and other allocated overhead costs primarily attributable to increased research and development headcount, as well as an increase in technology spend.

General and Administrative Expense
General and administrative expenses increased approximately $16.2 million from $4.1 million for the six months ended June 30, 2020 to $20.3 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•$8.4 million increase in personnel-related costs, primarily driven by increased headcount, including an increase of $5.5 million in stock-based compensation expense due to the increase in fair value of our stock options since becoming a public company;
•$4.5 million increase in professional fees including legal and consulting services, driven by a $3.7 million increase in consulting costs, including $2.5 million of increased commercial-related spend to support assessments of our clinical-stage programs and $0.8 million for general and administrative infrastructure costs, and a $0.8 million increase in audit and legal fees; and
•$3.3 million increase in other general and administrative expenses, including a $2.1 million increase in insurance and related costs due to becoming a public company, a $0.5 million increase in donations and sponsorships and a $0.3 million increase in technology spend.
Other Income
Other income for the six months ended June 30, 2021 and 2020, comprised of interest income on our cash, cash equivalents and marketable securities and investment premium amortization, was not material.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the sale and issuance of our redeemable convertible preferred stock, the sale and issuance of convertible debt, and the sale and issuance of common stock in our IPO and follow-on public offering. From inception through June 30, 2020, we have raised $509.4 million in aggregate cash proceeds from these transactions, net of issuance costs. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $339.2 million.
Historical Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(55,735)	$(18,513)
Investing activities	(164,239)	—
Financing activities	99,661	(6,554)
Net decrease in cash, cash equivalents and restricted cash	$(120,313)	$(25,067)
Operating Activities
Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we have invested in developing our portfolio, drug discovery efforts and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.

During the six months ended June 30, 2021, net cash used in operating activities of $55.7 million was primarily due to our $63.8 million net loss and $3.4 million in changes in operating assets and liabilities, partially offset by $11.4 million of non-cash charges primarily related to stock-based compensation.
During the six months ended June 30, 2020, net cash used in operating activities of $18.5 million was primarily due to our $19.9 million net loss, partially offset by $0.6 million in changes in operating assets and liabilities and $0.8 million of non-cash charges.
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities of $164.2 million primarily related to the purchase of marketable securities. There were no cash flows from investing activities during the six months ended June 30, 2020.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities of $99.7 million consisted of net proceeds from our follow-on public offering of $98.6 million and net proceeds from the exercise of stock options of $1.7 million, partially offset by the payment of issuance costs for our IPO and for the issuance of redeemable convertible preferred stock.
During the six months ended June 30, 2020, net cash used in financing activities of $6.6 million consisted of cash paid for the repurchase of our Series C redeemable convertible preferred stock and payment of issuance costs, partially offset by net proceeds from the issuance of Series C redeemable convertible preferred stock.
Plan of Operation and Future Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company and as we transition from being an emerging growth company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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
Contractual Obligations
As of June 30, 2021, there have been no significant changes to our contractual obligations from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021, other than our new sublease agreement entered into in May 2021 for office space in Boston, Massachusetts. The space is to be used as our new corporate headquarters and the sublease expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by 2% annually. Starting in January 2022, we are obligated to pay $5.2 million in total future lease payments over the remaining term of the lease.
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
We will remain an emerging growth company until December 31, 2021.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021.
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

10.1
Sublease dated May 27, 2021, by and between CBRE, Inc. and Praxis Precision Medicines, Inc. (incorporated by referenced to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on June 2, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

PRAXIS PRECISION MEDICINES, INC.

Date:	August 16, 2021	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 16, 2021	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)