Form 10-Q
period 2021-09-30
Praxis Precision Medicines, Inc.
filed 2021-11-03
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-39620

PRAXIS PRECISION MEDICINES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5195942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 High Street, 30th Floor
Boston, MA	02110
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 617-300-8460

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PRAX	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of October 29, 2021, the registrant had 44,855,777 shares of common stock, $0.0001 par value per share, outstanding.

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
•the success, cost and timing of our product candidate development activities and clinical trials;
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
•our ability to commercialize our product candidates, if approved, in light of the intellectual property rights of others;
•our ability to obtain funding for our operations, including funding necessary to complete further development and, if approved, commercialization of our product candidates;
•the commercialization of our product candidates, if approved;
•our plans to research, develop and, if approved, commercialize our product candidates;
•future agreements with third parties in connection with the commercialization of our product candidates, if approved, and any other approved product;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•the rate and degree of market acceptance of our product candidates, if approved;
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and under the section titled "Risk Factors" in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
Signatures		35

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$165,679	$296,608
Marketable securities	148,691	—
Prepaid expenses and other current assets	4,969	5,718
Total current assets	319,339	302,326
Property and equipment, net	625	82
Operating lease right-of-use assets	4,028	754
Other non-current assets	416	15
Total assets	$324,408	$303,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,544	$4,088
Accrued expenses	16,529	10,869
Operating lease liabilities	681	763
Total current liabilities	24,754	15,720
Long-term liabilities:
Non-current portion of operating lease liabilities	3,732	—
Total liabilities	28,486	15,720
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 44,784,071 shares issued and outstanding as of September 30, 2021, and 38,268,543 shares issued and outstanding as of December 31, 2020	5	4
Additional paid-in capital	553,975	437,007
Accumulated other comprehensive loss	(25)	—
Accumulated deficit	(258,033)	(149,554)
Total stockholders’ equity	295,922	287,457
Total liabilities and stockholders’ equity	$324,408	$303,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$33,139	$12,786	$76,746	$28,704
General and administrative	11,634	3,431	31,929	7,552
Total operating expenses	44,773	16,217	108,675	36,256
Loss from operations	(44,773)	(16,217)	(108,675)	(36,256)
Other income:
Other income, net	73	1	201	134
Total other income	73	1	201	134
Loss before income taxes	(44,700)	(16,216)	(108,474)	(36,122)
Benefit from (provision for) income taxes	(5)	—	(5)	8
Net loss	$(44,705)	$(16,216)	$(108,479)	$(36,114)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(3,943)	—	(8,046)
Gain on repurchase of redeemable convertible preferred stock	—	—	—	493
Net loss attributable to common stockholders	$(44,705)	$(20,159)	$(108,479)	$(43,667)
Net loss per share attributable to common stockholders, basic and diluted	$(1.00)	$(12.10)	$(2.61)	$(26.53)
Weighted average common shares outstanding, basic and diluted	44,714,941	1,665,902	41,608,017	1,645,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(44,705)	$(16,216)	$(108,479)	$(36,114)
Unrealized gains (losses) on marketable securities, net of tax	25	—	(25)	—
Comprehensive loss	$(44,680)	$(16,216)	$(108,504)	$(36,114)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	38,268,543	$4	$437,007	$(149,554)	$—	$287,457
Stock-based compensation expense	—	—	4,666	—	—	4,666
Issuance of common stock upon exercise of stock options	352,506	—	851	—	—	851
Unrealized loss on marketable securities, net of tax	—	—	—	—	(86)	(86)
Net loss	—	—	—	(27,373)	—	(27,373)
Balance at March 31, 2021	38,621,049	$4	$442,524	$(176,927)	$(86)	$265,515
Stock-based compensation expense	—	—	5,400	—	—	5,400
Issuance of common stock from follow-on public offering, net of offering costs of $229	5,750,000	1	98,412	—	—	98,413
Issuance of common stock upon exercise of stock options	322,113	—	809	—	—	809
Change unrealized loss on marketable securities, net of tax	—	—	—	—	36	36
Net loss	—	—	—	(36,401)	—	(36,401)
Balance at June 30, 2021	44,693,162	$5	$547,145	$(213,328)	$(50)	$333,772
Stock-based compensation expense	—	—	6,521	—	—	6,521
Issuance of common stock upon exercise of stock options	90,909	—	309	—	—	309
Change unrealized loss on marketable securities, net of tax	—	—	—	—	25	25
Net loss	—	—	—	(44,705)	—	(44,705)
Balance at September 30, 2021	44,784,071	$5	$553,975	$(258,033)	$(25)	$295,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Amounts in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	8,075,799	$9,932	14,913,704	$49,969	2,666,666	$10,431	9,805,827	$50,789	—	$—	1,621,880	$1	$—	$(81,009)	$—	$(81,008)
Repurchase of Series C redeemable convertible preferred stock	—	—	—	—	—	—	(5,825,243)	(30,493)	—	—	—	—	—	493	—	493
Series C redeemable convertible preferred stock issuance costs	—	—	—	—	—	—	—	(37)	—	—	—	—	—	—	—	—
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	—	—	13,143	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	147	—	—	147
Accretion of redeemable convertible preferred stock to redemption value	—	160	—	890	—	199	—	815	—	—	—	—	(147)	(1,917)	—	(2,064)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,330)	—	(8,330)
Balance at March 31, 2020	8,075,799	$10,092	14,913,704	$50,859	2,666,666	$10,630	3,980,584	$21,074	—	$—	1,635,023	$1	$—	$(90,763)	$—	$(90,762)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $4	—	—	—	—	—	—	4,563,108	23,496	—	—	—	—	—	—	—	—
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	—	—	13,142	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	285	—	—	285
Accretion of redeemable convertible preferred stock to redemption value	—	162	—	890	—	198	—	789	—	—	—	—	(285)	(1,754)	—	(2,039)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,568)	—	(11,568)
Balance at June 30, 2020	8,075,799	$10,254	14,913,704	$51,749	2,666,666	$10,828	8,543,692	$45,359	—	$—	1,648,165	$1	$—	$(104,085)	$—	$(104,084)
Issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs of $154	—	—	—	—	—	—	—	—	19,444,453	110,096	—	—	—	—	—	—
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	—	—	13,142	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	953	—	—	953
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	11,628	—	27	—	—	27
Accretion of redeemable convertible preferred stock to redemption value	—	162	—	899	—	201	—	885	—	1,796	—	—	(980)	(2,963)	—	(3,943)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,216)	—	(16,216)
Balance at September 30, 2020	8,075,799	$10,416	14,913,704	$52,648	2,666,666	$11,029	8,543,692	$46,244	19,444,453	$111,892	1,672,935	$1	$—	$(123,264)	$—	$(123,263)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(108,479)	$(36,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	89	30
Stock-based compensation expense	16,587	1,385
Non-cash operating lease expense	942	517
Amortization of premiums and discounts on marketable securities, net	1,454	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	749	(398)
Accounts payable	4,031	544
Accrued expenses	5,481	2,160
Operating lease liabilities	(566)	(515)
Other	15	(4)
Net cash used in operating activities	(79,697)	(32,395)
Cash flows from investing activities:
Purchases of property and equipment	(519)	—
Purchases of marketable securities	(164,170)	—
Maturities of marketable securities	14,000	—
Net cash used in investing activities	(150,689)	—
Cash flows from financing activities:
Proceeds from follow-on public offering, net of issuance costs	98,480	—
Payment of issuance costs for initial public offering and issuance of redeemable convertible preferred stock	(575)	(1,117)
Proceeds from exercise of options to purchase common stock	1,968	27
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	133,442
Repurchase of Series C redeemable convertible preferred stock	—	(30,000)
Net cash provided by financing activities	99,873	102,352
Decrease in cash, cash equivalents and restricted cash	(130,513)	69,957
Cash, cash equivalents and restricted cash, beginning of period	297,208	45,415
Cash, cash equivalents and restricted cash, end of period	$166,695	$115,372
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	165,679	114,772
Restricted cash	1,016	600
Total cash, cash equivalents and restricted cash	$166,695	$115,372
Supplemental disclosures of non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,086	$—
Deferred offering costs included in accrued expenses	$68	$925
Purchases of property and equipment included in accrued expenses	$116	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$8,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system (“CNS”) disorders characterized by neuronal imbalance. The Company has established a broad portfolio, including multiple disclosed programs across CNS disorders, including depression, epilepsy, movement disorders and pain syndromes, with three clinical-stage product candidates. The Company intends to develop differentiated therapies that can deliver long-term benefits to human health by meaningfully impacting patients and society. The Company’s most advanced programs, PRAX-114 and PRAX-944, are currently in Phase 2/3 and Phase 2 development, respectively. PRAX-114 is an extrasynaptic GABAA receptor preferring positive allosteric modulator currently being developed for the treatment of major depressive disorder and for the treatment of women with menopausal and mood symptoms. The Company plans to initiate Phase 2 trials of PRAX-114 in post-traumatic stress disorder and essential tremor ("ET") in the fourth quarter of 2021 and intends to disclose plans for a Phase 2b trial in women with menopausal and mood symptoms in the fourth quarter of 2021. PRAX-944 is a selective small molecule inhibitor of T-type calcium channels currently being developed for the treatment of ET. The Company plans to initiate a Phase 2 trial of PRAX-944 in Parkinson's disease in the first half of 2022. In addition, the Company completed a Phase 1 healthy volunteer trial of its third clinical program, PRAX-562, a persistent sodium current blocker, for the potential treatment of a broad range of rare CNS disorders, such as severe pediatric epilepsies and rare adult cephalgias. The Company plans to initiate a Phase 2 trial in rare adult cephalgias in the fourth quarter of 2021. In addition to the clinical programs, the Company has multiple disclosed preclinical and discovery product candidates in development for severe genetic epilepsies and multiple undisclosed preclinical and discovery product candidates for a range of CNS disorders.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of convertible debt and redeemable convertible preferred stock, and from the sale of common stock through an initial public offering and a follow-on public offering. From inception through September 30, 2021, the Company raised $509.4 million in aggregate cash proceeds from these transactions, net of issuance costs.
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

The Company has incurred recurring losses since its inception, including net losses of $108.5 million for the nine months ended September 30, 2021. In addition, as of September 30, 2021, the Company had an accumulated deficit of $258.0 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2021 of $314.4 million will be sufficient to fund the operating expenses and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. Financial statement disclosures for the three and nine months ended September 30, 2021 and 2020 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ended December 31, 2021, any other interim periods, or any future year or period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expense, stock-based compensation expense, and the valuation of equity awards prior to the Company's initial public offering. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

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

The Company evaluates securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the Company, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive (loss) income, net of applicable taxes unless deemed other than temporary.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. Given the Company will lose its emerging growth company status on December 31, 2021, it expects to reflect the adoption of this standard in its annual report on Form 10-K for the year ended December 31, 2021. The Company is evaluating the potential impact that this standard may have on its financial position and results of operations, but does not expect the impact to be significant.
3. Marketable Securities
The following is a summary of the Company's investment portfolio at September 30, 2021 (in thousands). The Company did not have any marketable securities as of December 31, 2020.

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$51,642	$1	$(10)	$51,633
Commercial paper	41,976	—	—	41,976
Debt securities issued by U.S. government agencies	12,156	6	—	12,162
Other debt securities	$6,428	$—	$(1)	6,427
Total securities with a maturity of one year or less	$112,202	$7	$(11)	$112,198

Corporate debt securities	36,514	—	(21)	36,493
Total securities with a maturity of one to two years	$36,514	$—	$(21)	$36,493
Total available-for-sale securities	$148,716	$7	$(32)	$148,691
As of September 30, 2021, the Company had 14 securities with a total fair market value of $87.5 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and nine months ended September 30, 2021.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,452	$—	$—	$151,452
Marketable securities:
Corporate debt securities	—	88,126	—	88,126
Commercial paper	—	41,976	—	41,976
Debt securities issued by U.S. government agencies	12,162	—	—	12,162
Other debt securities	—	6,427	—	6,427
	$163,614	$136,529	$—	$300,143

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$290,931	$—	$—	$290,931
	$290,931	$—	$—	$290,931

5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued external research and development expenses	$10,348	$4,206
Accrued personnel-related expenses	3,909	5,516
Accrued professional services	1,324	133
Accrued other	948	1,014
Total accrued expenses	$16,529	$10,869
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts, which became the Company's corporate headquarters beginning on October 1, 2021. The sublease expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord for $0.4 million related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheet as of September 30, 2021. This lease qualifies as an operating lease. At inception, the Company recorded an operating lease right-of-use asset and operating lease liability of $4.1 million. As of September 30, 2021, the Company had an operating lease right-of-use asset of $3.8 million, current operating lease liability of approximately $0.5 million, and non-current operating lease liability of approximately $3.7 million included in the condensed consolidated balance sheet.
Future lease payments under the non-cancellable sublease agreement as of September 30, 2021 were as follows (in thousands):

Year Ended December 31,	Future Lease Payments
2021	$—
2022	1,160
2023	1,270
2024	1,296
2025	1,321
2026	110
Total future lease payments	$5,157
Less: interest	(942)
Present value of operating lease liabilities	$4,215
As of September 30, 2021, the remaining lease term and discount rate of the sublease agreement was 4.3 years and 9.0%, respectively.

In October 2018, the Company entered into a sublease agreement for office space located in Cambridge, Massachusetts that expires on December 31, 2021, with no option to renew or terminate early. The base rent increases by approximately 1% annually. The Company issued a letter of credit to the landlord for $0.6 million related to the security deposit, secured by restricted cash, which is reflected within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, as the lease term expires less than twelve months from the condensed consolidated balance sheet dates. This lease qualifies as an operating lease.
7. Common Stock and Preferred Stock
Common Stock
As of September 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of September 30, 2021 and December 31, 2020, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	September 30, 2021	December 31, 2020
Shares reserved for exercise of outstanding stock options	6,414,070	5,944,546
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	3,011,438	3,036,776
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	654,204	327,102
Shares reserved for vesting of restricted stock units	383,196	—
Total shares of authorized common stock reserved for future issuance	10,462,908	9,308,424

Preferred Stock
As of September 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
8. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of September 30, 2021 and December 31, 2020 was 5,184,455 shares and 3,271,028 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan”) as of September 30, 2021 and December 31, 2020 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.

2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of September 30, 2021 and December 31, 2020 was 654,204 shares and 327,102 shares, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Issued	403,113	46.57
Vested	—	—
Forfeited	(19,917)	46.35
Unvested as of September 30, 2021	383,196	$46.58
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	5,944,546	$7.47
Granted	1,644,153	43.26
Exercised	(765,528)	2.57		$18,009
Cancelled or Forfeited	(409,101)	14.94
Outstanding as of September 30, 2021	6,414,070	$16.75	8.80	$54,154
Exercisable as of September 30, 2021	1,702,574	$6.17	8.23	$21,152
Vested and expected to vest as of September 30, 2021	6,414,070	$16.75	8.80	$54,154
The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at September 30, 2021. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock on the exercise date.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Risk-free interest rate	1.01%	0.77%
Expected term (in years)	6.00	6.10
Expected volatility	85.98%	85.60%
Expected dividend yield	—%	—%
The weighted-average grant-date fair value of the Company’s stock options granted during the three and nine months ended September 30, 2021 was $13.45 per share and $30.91 per share, respectively.

Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,787	$384	$7,136	$639
General and administrative	3,734	569	9,451	746
Total stock-based compensation expense	$6,521	$953	$16,587	$1,385
As of September 30, 2021, total unrecognized compensation expense related to unvested stock-based awards was $75.2 million, which is expected to be recognized over a weighted-average period of 2.85 years.
9. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(44,705)	$(16,216)	$(108,479)	$(36,114)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(3,943)	—	(8,046)
Gain on repurchase of redeemable convertible preferred stock	—	—	—	493
Net loss attributable to common stockholders	$(44,705)	$(20,159)	$(108,479)	$(43,667)
Denominator:
Weighted average common shares outstanding, basic and diluted	44,714,941	1,665,902	41,608,017	1,645,982
Net loss per share attributable to common stockholders, basic and diluted	$(1.00)	$(12.10)	$(2.61)	$(26.53)
The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	6,414,070	5,814,944	6,414,070	5,814,944
Unvested restricted common stock and restricted stock units	383,196	8,763	383,196	8,763
Series A redeemable convertible preferred stock	—	3,773,820	—	3,773,820
Series B redeemable convertible preferred stock	—	6,969,173	—	6,969,173
Series B-1 redeemable convertible preferred stock	—	1,246,133	—	1,246,133
Series C redeemable convertible preferred stock	—	3,992,463	—	3,992,463
Series C-1 redeemable convertible preferred stock	—	9,086,388	—	9,086,388
	6,797,266	30,891,684	6,797,266	30,891,684
The shares of common stock issuable upon conversion of the redeemable convertible preferred stock for the three and nine months ended September 30, 2020 assumed automatic conversion in the event of a qualified public offering.

10. Related Party Transactions
On September 11, 2019, the Company entered into a Cooperation and License Agreement (the “License Agreement”) with RogCon Inc. (“RogCon”). Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Pursuant to the terms of the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the associated research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. One of the founders of RogCon became the Company’s General Counsel in June 2020. The Company continues to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. Expenses incurred during all periods presented were not material. As of September 30, 2021, the Company had accrued expenses of $0.3 million due to RogCon under the License Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on March 17, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our most advanced clinical program, PRAX-114, is an extrasynaptic GABAA receptor preferring positive allosteric modulator, or PAM, for the treatment of patients suffering from major depressive disorder, or MDD, and for the treatment of women with menopausal and mood symptoms. We completed a multi-cohort, three-part Phase 2a clinical trial in Australia for PRAX-114, in which Parts A and C of the trial treated patients with MDD while Part B focused on patients with perimenopausal depression, or PMD. For all parts of the trial, PRAX-114 was generally well-tolerated. In Parts A and C, we observed marked improvements in depression scores in MDD patients within two weeks of treatment that were maintained throughout the treatment period. In Part B, we observed improvements in both menopausal and mood symptoms, with mean decreases from baseline at Day 15 of 60% in frequency of moderate-to-severe hot flashes, 68% in the total score of the Perimenopausal Depression Questionnaire, 47% in the Hamilton Depression Rating Scale total score, 65% in the Hamilton Anxiety Rating Scale total score, and 40% in the total score of the Symptoms of Depression Questionnaire, with values trending toward baseline following discontinuation of PRAX-114. We expect to disclose plans for the Phase 2b study in the fourth quarter of 2021.
Our second clinical program, PRAX-944, is a potentially differentiated selective small molecule inhibitor of T-type calcium channels for the treatment of ET. We are currently conducting a Phase 2a proof-of-concept, open-label trial in ET patients. Preliminary site data from six participants in the low dose cohort showed tremor reduction, which compares favorably to the standard of care agents and historical placebo response. Based on the observed safety profile in the healthy volunteer titration study and the safety and preliminary efficacy data in ET participants administered up to 40mg daily, we added a second cohort to the ongoing ET Phase 2a trial where patients will be titrated to a dose of up to 120mg/day of PRAX-944. We expect preliminary open-label safety, tolerability and efficacy data from the second dose cohort in the Phase 2a trial in the fourth quarter of 2021, followed by topline data in the first half of 2022, which is expected to include data from the randomized withdrawal phase of the study. We also completed dosing in a two-part Phase 1 study to explore a faster titration regimen, which is designed to evaluate the safety, tolerability and PK of titrating PRAX-944 up to 120 mg in a 10-day regimen in participants aged 18 to 54 years (Part A) and 55 to 75 years (Part B). In addition, we initiated the PRAX-944 Phase 2b Essential1 Study for treatment of ET and expect topline results in the second half of 2022. The Essential1 Study is a placebo-controlled, dose-ranging clinical trial designed to evaluate the safety, tolerability and efficacy of PRAX-944 at 20, 60 or 120 mg per day. We also intend to initiate a Phase 2 trial to evaluate the safety, PK and efficacy of PRAX-944 as a non-dopaminergic treatment for the motor symptoms of Parkinson’s disease in the first half of 2022.

Our most advanced rare disease product candidate and third clinical program, PRAX-562, is the first selective persistent sodium current blocker in development for the treatment of a broad range of rare, devastating CNS disorders, such as rare adult cephalgias and severe pediatric epilepsies. We completed the dosing and safety follow-up period for the single ascending dose and multiple ascending dose cohorts up to 150 mg and 120 mg, respectively, in a Phase 1 healthy volunteer study. PRAX-562 was well-tolerated, with no clinically significant safety findings. In this study, we used auditory steady state response, or ASSR, as an exploratory electroencephalogram, or EEG, biomarker to determine the doses required to achieve pharmacological blockade of persistent sodium current, which we believe is a potential indicator of efficacy in patients. We observed dose-related changes and a reduction in ASSR of greater than 50% after 14 days with daily dosing, as compared to baseline. Based on the observed signal in the ASSR marker in the Phase 1 study, we have started dosing patients in the United States in a Phase 1, placebo-controlled, two-cohort EEG study to validate the observed signal, and we expect topline data in the first half of 2022. The study is intended to evaluate ASSR as a biomarker for the PRAX-562 program to further support selection of therapeutic dose levels in Phase 2 studies.
We intend to initiate the first proof-of-concept trial of PRAX-562 in patients with rare adult cephalgias, including Short-lasting Unilateral Neuralgiform headache attacks with Conjunctival injection and Tearing, Short-lasting Unilateral Neuralgiform headache with Autonomic symptoms, and Trigeminal Neuralgia in the fourth quarter of 2021. We also plan to initiate a Phase 2 trial for treatment of developmental epileptic encephalopathies, or DEEs, in the first half of 2022. The FDA has granted both rare pediatric disease and orphan drug designations for PRAX-562 for the treatment of SCN2A and SCN8A developmental epileptic encephalopathies, or SCN2A-DEE and SCN8A-DEE, respectively.
In addition to our clinical programs, we have multiple disclosed preclinical and discovery product candidates in development for severe genetic epilepsies and multiple undisclosed preclinical and discovery product candidates for a range of CNS disorders. Our most advanced preclinical stage program is PRAX-222, an antisense oligonucleotide, or ASO, designed to decrease the expression levels of the protein encoded by the gene SCN2A in patients with gain-of-function mutations in SCN2A causing developmental epileptic encephalopathy. We completed the Investigational New Drug enabling toxicology study for PRAX-222 and plan to initiate regulatory submissions in order to begin a Phase 1/2 trial for treatment of SCN2A-DEE in the first half of 2022. The FDA has granted both rare pediatric disease and orphan drug designations for PRAX-222 for the treatment of SCN2A-DEE. We have one disclosed discovery program in development for KCNT1 related epilepsy, and in March 2021 we entered into an innovative research collaboration with The Florey Institute of Neuroscience and Mental Health to develop three additional novel ASOs for the treatment of patients with severe genetic epilepsies, including a novel approach targeting SCN2A loss-of-function mutations.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our programs are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $108.5 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $258.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
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
•incur additional costs and general and administrative headcount growth associated with our continued operations as a public company; and
•incur additional costs as a public company as we transition out of emerging growth company and smaller reporting company status at the end of 2021.
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $314.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

PRAX-114	$8,776	$4,077	$18,567	$9,137
PRAX-944	5,682	1,707	10,015	3,284
PRAX-562	3,104	885	9,256	2,527
Discovery-stage programs	5,099	2,154	12,689	4,050
Personnel-related (including stock-based compensation)	8,334	3,098	21,584	7,443
Other indirect research and development expenses	2,144	865	4,635	2,263
Total research and development expenses	$33,139	$12,786	$76,746	$28,704
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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, particularly when we are no longer an emerging growth company or a smaller company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. We also expect to incur additional IP-related expenses as we file patent applications to protect innovations arising from our research and development activities.
Other Income
Other Income, Net
Other income, net consists of interest income from our cash, cash equivalents and marketable securities and amortization of investment premiums and discounts.

Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. The income tax benefit (provision) for the three and nine months ended September 30, 2021 and 2020 was not material.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
Operating expenses:
Research and development	$33,139	$12,786	$20,353
General and administrative	11,634	3,431	8,203
Total operating expenses	44,773	16,217	28,556
Loss from operations	(44,773)	(16,217)	(28,556)
Total other income:
Other income, net	73	1	72
Total other income	73	1	72
Loss before income taxes	(44,700)	(16,216)	(28,484)
Provision for income taxes	(5)	—	(5)
Net loss	$(44,705)	$(16,216)	$(28,489)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended September 30,		Change
	2021	2020
PRAX-114	$8,776	$4,077	$4,699
PRAX-944	5,682	1,707	3,975
PRAX-562	3,104	885	2,219
Discovery-stage programs	5,099	2,154	2,945
Personnel-related (including stock-based compensation)	8,334	3,098	5,236
Other indirect research and development expenses	2,144	865	1,279
Total research and development expenses	$33,139	$12,786	$20,353
Research and development expenses increased approximately $20.4 million from approximately $12.8 million for the three months ended September 30, 2020 to $33.1 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$5.2 million increase in personnel-related costs due to increased headcount, including an increase of $2.4 million in stock-based compensation expense;
•$4.7 million increase in expense related to our PRAX-114 program, driven by an increase in clinical-related and toxicology spend for our Phase 2/3 clinical trial for this program;

•$4.0 million increase in expense related to our PRAX-944 program, driven primarily by an increase in toxicology and clinical-related spend;
•$2.9 million increase in expense related to our discovery-stage programs, primarily driven by an increase in preclinical activities for such programs;
•$2.2 million increase in expense related to our PRAX-562 program, primarily driven by an increase in spend to support our upcoming clinical trails; and
•$1.3 million increase in other indirect research and development expenses, driven by an increase in facility and other allocated overhead costs primarily attributable to increased research and development headcount and our new office location, as well as an increase in technology spend.
General and Administrative Expense
General and administrative expenses increased $8.2 million from $3.4 million for the three months ended September 30, 2020 to $11.6 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•$4.7 million increase in personnel-related costs, primarily driven by increased headcount, including an increase of $3.2 million in stock-based compensation expense;
•$1.8 million increase in professional fees, including $1.0 million of increased commercial-related spend to support assessments of our clinical-stage programs, a $0.3 million increase in general and administrative infrastructure costs and a $0.3 million increase in audit and legal fees; and
•$1.7 million increase in other general and administrative expenses, including a $1.1 million increase in insurance and related costs, primarily due to becoming a public company, and a $0.2 million increase in technology related costs.
Other Income
Other income for the three months ended September 30, 2021 and 2020, comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization, was not material.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020
Operating expenses:
Research and development	$76,746	$28,704	$48,042
General and administrative	31,929	7,552	24,377
Total operating expenses	108,675	36,256	72,419
Loss from operations	(108,675)	(36,256)	(72,419)
Total other income:
Other income, net	201	134	67
Total other income	201	134	67
Loss before income taxes	(108,474)	(36,122)	(72,352)
Benefit from (provision for) income taxes	(5)	8	(13)
Net loss	$(108,479)	$(36,114)	$(72,365)

Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020
PRAX-114	$18,567	$9,137	$9,430
PRAX-944	10,015	3,284	6,731
PRAX-562	9,256	2,527	6,729
Discovery-stage programs	12,689	4,050	8,639
Personnel-related (including stock-based compensation)	21,584	7,443	14,141
Other indirect research and development expenses	4,635	2,263	2,372
Total research and development expenses	$76,746	$28,704	$48,042
Research and development expenses increased approximately $48.0 million from $28.7 million for the nine months ended September 30, 2020 to $76.7 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:
•$14.1 million increase in personnel-related costs primarily due to increased headcount, including an increase of $6.5 million in stock-based compensation expense;
•$9.4 million increase in expense related to our PRAX-114 program, driven by an increase in toxicology and clinical-related spend for our Phase 2/3 clinical trial for this program;
•$8.6 million increase in expense related to our discovery-stage programs, primarily driven by an increase in preclinical activities for such programs;
•$6.7 million increase in expense related to our PRAX-944 program, driven primarily by an increase in toxicology and clinical-related spend;
•$6.7 million increase in expense related to our PRAX-562 program, primarily driven by an increase in toxicology and clinical-related spend; and
•$2.4 million increase in other indirect research and development expenses, driven by an increase in facility and other allocated overhead costs primarily attributable to increased research and development headcount, as well as an increase in technology spend.
General and Administrative Expense
General and administrative expenses increased approximately $24.4 million from $7.6 million for the nine months ended September 30, 2020 to $31.9 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•$13.1 million increase in personnel-related costs, primarily driven by increased headcount, including an increase of $8.7 million in stock-based compensation expense;
•$6.3 million increase in professional fees, including $3.5 million of increased commercial-related spend to support assessments of our clinical-stage programs, a $1.1 million increase in audit and legal fees and a $0.9 million increase in general and administrative infrastructure costs; and
•$4.9 million increase in other general and administrative expenses, including a $3.2 million increase in insurance and related costs due to becoming a public company, a $0.7 million increase in donations and sponsorships and a $0.5 million increase in technology spend.

Other Income
Other income for the nine months ended September 30, 2021 and 2020, comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization, was not material.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the sale and issuance of our redeemable convertible preferred stock, the sale and issuance of convertible debt, and the sale and issuance of common stock in our IPO and follow-on public offering. From inception through September 30, 2021, we have raised $509.4 million in aggregate cash proceeds from these transactions, net of issuance costs. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $314.4 million.
Historical Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(79,697)	$(32,395)
Investing activities	(150,689)	—
Financing activities	99,873	102,352
Net (decrease) increase in cash, cash equivalents and restricted cash	$(130,513)	$69,957
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
During the nine months ended September 30, 2021, net cash used in operating activities of $79.7 million was primarily due to our $108.5 million net loss, partially offset by $9.7 million in changes in operating assets and liabilities and $19.1 million of non-cash charges primarily related to stock-based compensation.
During the nine months ended September 30, 2020, net cash used in operating activities of $32.4 million was primarily due to our $36.1 million net loss, partially offset by $1.8 million in changes in operating assets and liabilities and $1.9 million of non-cash charges.
Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities of $150.7 million primarily related to the purchase of marketable securities, partially offset by the maturities of marketable securities. There were no cash flows from investing activities during the nine months ended September 30, 2020.

Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities of $99.9 million consisted of net proceeds from our follow-on public offering of $98.5 million and net proceeds from the exercise of stock options of $2.0 million, partially offset by the payment of issuance costs for our IPO.
During the nine months ended September 30, 2020, net cash provided by financing activities of $102.4 million consisted of proceeds from the issuance of Series C-1 redeemable convertible preferred stock and exercise of stock options, partially offset by cash paid for the repurchase of our Series C redeemable convertible preferred stock and payment of issuance costs.
Plan of Operation and Future Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company and as we transition from being an emerging growth company and a smaller reporting company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
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
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company; and
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.
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
Contractual Obligations
As of September 30, 2021, there have been no significant changes to our contractual obligations from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021, other than our new sublease agreement entered into in May 2021 for office space in Boston, Massachusetts. The space is being used as our new corporate headquarters as of October 1, 2021 and the sublease expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by 2% annually. Starting in January 2022, we are obligated to pay $5.2 million in total future lease payments over the remaining term of the lease.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
The risk factor set forth below updates, and should be read in conjunction with, the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We have and may in the future experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion.
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
•the impacts of the COVID-19 pandemic on clinical trial sites, personnel and patient travel (see —Business interruptions resulting from COVID-19 or a similar pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business);
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
The COVID-19 pandemic has and may in the future delay enrollment in our clinical trials due to prioritization of hospital resources or patients being either unwilling to enroll in our trials or unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. For example, we had previously observed delays in our trial enrollment in Australia for our PRAX-944 Phase 2a trial due to stringent COVID-19 lockdown restrictions. While we didn’t experience a material impact on this trial from the delay in enrollment, we cannot predict the scope and severity of potential shutdowns or disruptions of businesses due to COVID-19 in the future.
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
We will no longer be an “emerging growth company” or a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will no longer apply to us.
We are currently an emerging growth company but because as of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, we be a large-accelerated filer and will no longer qualify for such status commencing December 3, 2021. As a result, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:
•compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•full disclosure obligations regarding executive compensation; and
•compliance with the requirements of holding a nonbinding advisory vote on executive compensation and
We are also currently a smaller reporting company, but based on the market value of our common stock that was held by non-affiliates as of June 30, 2021, we have determined that we will no longer be a smaller reporting company as of January 1, 2022. However, for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. As of January 1, 2022, we will no longer be able to rely on these reduced requirements.
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

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S‑1 (File No. 333-249074), which was declared effective by the Securities and Exchange Commission, or the SEC, on October 15, 2020. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 16, 2020.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit Number	Description

10.1
Retention Incentive Award Letter Agreement dated August 30, 2021, by and between Praxis Precision Medicines, Inc. and Bernard Ravina (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on August 30, 2021).

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

PRAXIS PRECISION MEDICINES, INC.

Date:	November 3, 2021	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)