Form 10-K
period 2021-12-31
Praxis Precision Medicines, Inc.
filed 2022-02-28
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2021 as reported by the Nasdaq Global Select Market on such date was approximately $761.0 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2022, the registrant had 45,487,614 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

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

•The development and commercialization of drug products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.

•Preclinical and clinical drug development involves a lengthy, complex and expensive process, with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following regulatory approval, if obtained.

•The markets for our product candidates may be smaller than we expect.

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

•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our ongoing and planned preclinical studies and clinical trials

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I
Item 1. Business
BUSINESS
COMPANY OVERVIEW
We are a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. We are applying insights from genetic epilepsies to both rare and more prevalent neurological and psychiatric disorders, using our understanding of shared biological targets and circuits in the brain. We apply a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a broad CNS portfolio with multiple programs, including product candidates across psychiatric disorders, movement disorders, epilepsy and other exploratory CNS indications, with three clinical-stage product candidates. Each of our clinical-stage product candidates is advancing in more than one indication and we anticipate expansion into additional indications. We expect multiple topline readouts from our clinical-stage programs and anticipate the launch of a fourth clinical development program in 2022. In addition, we have established a robust pipeline of preclinical stage programs through internal research and in-licensing.
Our broad portfolio of CNS programs is currently structured by therapeutic focus in three primary franchises – Psychiatry, Movement Disorders and Epilepsy. In addition, we are pursuing development in other exploratory CNS indications such as rare adult cephalgias. Within our Psychiatry franchise, our most advanced clinical candidate, PRAX-114, is being developed for the treatment of a broad range of patients suffering from major depressive disorder, or MDD and post-traumatic stress disorder, or PTSD. We expect to report topline results from the Aria Study, a Phase 2/3, placebo-controlled study evaluating PRAX-114 for monotherapy treatment of MDD, in the second quarter of 2022. We also expect to report topline results from the Acapella Study, a Phase 2, placebo-controlled, dose-ranging study evaluating PRAX-114 for treatment of MDD, in mid-2022. In addition, we have initiated a Phase 2, placebo-controlled study evaluating PRAX-114 for the treatment of PTSD and expect to report topline results in the second half of 2022.
Within our Movement Disorders franchise, our second clinical candidate, PRAX-944, is being developed for the treatment of Essential Tremor, or ET, and Parkinson's Disease, or PD. We anticipate reporting topline results from the second cohort of our ongoing Phase 2a trial evaluating PRAX-944 for the treatment of ET in the second quarter of 2022, including both open-label and placebo-controlled, randomized withdrawal period results. We have initiated a Phase 2b, placebo-controlled, dose-range finding trial, the Essential1 Study, to evaluate the tolerability, safety and efficacy of PRAX-944 in adults with ET and we expect to report topline results in the second half of 2022. We also expect to initiate a Phase 2, placebo-controlled, crossover study to evaluate the safety, pharmacokinetics, or PK, and efficacy of daytime dosing of PRAX-114 for the treatment of ET in the first quarter of 2022 and expect to report topline results in the second half of 2022. We expect to initiate a Phase 2, placebo-controlled trial to evaluate the safety, PK and efficacy of PRAX-944 as a non-dopaminergic treatment for the motor symptoms of PD in the second quarter of 2022.
Within our Epilepsy franchise, we expect to initiate a Phase 2 study with our third clinical-stage candidate, PRAX-562, in patients with rare pediatric Developmental and Epileptic Encephalopathies, or DEEs, in the second quarter of 2022. Our most advanced preclinical stage product candidate within our Epilepsy franchise, PRAX-222, is an antisense oligonucleotide, or ASO, designed to decrease the expression levels of the protein encoded by the gene SCN2A in patients with gain-of-function, or GOF, SCN2A mutations. We expect to initiate a seamless study of PRAX-222 in the second quarter of 2022, which would be our fourth program to reach clinical stage. We also expect to initiate a Phase 2 proof-of-concept, or POC, clinical trial evaluating PRAX-562 in patients with rare adult cephalgias in the first quarter of 2022. In addition, our preclinical pipeline consists of PRAX-628, a product candidate nominated in the fourth quarter of 2021 for focal epilepsy, a discovery program in development for KCNT1 related epilepsy, three ASOs targeting SCN2A in patients with loss-of-function, or LOF, mutations, PCDH19 and SYNGAP1, and three additional discovery programs for undisclosed targets in psychiatry, movement disorders and epilepsy.

Our Approach
Each of our programs is based on four key principles that we believe will both increase the probability of success and allow us to efficiently translate insights into high-impact therapies for patients and society:
1.Focus on therapeutic targets identified through human genetics. Numerous CNS disorders are caused by an imbalance of excitation and inhibition in neuronal circuitry. By applying insights derived from the genetics of pediatric epilepsies, we have identified biological targets that we believe are implicated in determining neuronal excitability, not only in epilepsies, but also in a variety of rare and more prevalent CNS disorders. For example, human genetics points to the relevance of the GABAergic system where mutations in GABAA receptors are associated with a number of rare pediatric epilepsies. The GABAergic system is also implicated in MDD, where enhancing GABAA activity is believed to be beneficial. As our understanding of the genetic underpinning of these disorders evolves, we plan to continually apply learnings to expand and advance our portfolio.
2.Utilize translational tools to validate the potential of our targets and product candidates. We leverage a number of translational tools to both confirm pharmacodynamic effects of our product candidates in the brain and establish on-mechanism effects, which we believe will result in an increased probability of success in the clinic. Our programs utilize target-specific electroencephalogram, or EEG, endpoints to serve as robust markers of pharmacological engagement of the drug target and novel transgenic animal models to assess the therapeutic activity of our molecules. We expect these tools, along with rigorous preclinical PK and pharmacodynamic characterization of our molecules will position us to more efficiently translate preclinical findings into clinical utility.
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
4.Apply patient-guided development strategies. We pursue the development of candidates that address the treatment needs of patients and the treating community, including targeting the underlying disease pathology versus just symptom management. We intend to develop therapies that provide patients long-term relief from their disorders and significantly reduce the overall burden to patients and caregivers. Our development strategies are tailored to demonstrate these benefits.

Our Portfolio
Below is a summary of our portfolio. We own global commercialization rights for all of our product candidates.
*SCN2A-LOF, SYNGAP1 and PCDH19 ASOs are being developed in collaboration with collaboration with The Florey Institute.
PSYCHIATRY
We are developing PRAX-114, an extrasynaptic GABAA receptor preferring positive allosteric modulator, or PAM, for the treatment of a broad range of patients suffering from MDD and PTSD. We believe that PRAX-114 has several advantages relative to currently available therapies and product candidates in the GABAA PAM therapeutic class, including the potential for rapid and durable antidepressant effect across MDD symptoms, a wider therapeutic window, simple nightly dosing with or without a meal via a tablet formulation and the potential for a differentiated tolerability profile. We have been diligently pursuing our strategy to advance PRAX-114 towards regulatory approval and commercialization to support a broad label in MDD that can be easily integrated into standard clinical practice. We intend to develop PRAX-114 as both a monotherapy and adjunctive therapy for MDD, and, if approved, commercialize it in the United States and explore opportunities to expand value in other countries. PRAX-114 is also being evaluated in a Phase 2 POC study for the treatment of PTSD. We believe that treatment of PTSD with a GABAA PAM has the potential to both address the underlying pathophysiology of the disorder more directly than standard of care treatments and address multiple unmet medical needs in this population. We intend to demonstrate POC for PRAX-114 for the treatment of PTSD and subsequently determine development and regulatory pathways. We are also assessing the potential development of PRAX-114 in additional indications.
PRAX-114 is currently in the registration-enabling phase of development for treatment of patients with MDD. We are conducting a Phase 2/3, placebo-controlled study, the Aria Study, to assess the efficacy and safety of 40mg of PRAX-114 for monotherapy treatment of MDD and expect to report topline results in the second quarter of 2022. The Aria Study is intended to serve as one of two trials required by the U.S. Food and Drug Administration, or the FDA, to demonstrate clinical efficacy to support registration of PRAX-114 for treatment of MDD. We are also conducting a Phase 2, placebo-controlled, dose-ranging study evaluating PRAX-114 for treatment of MDD, the Acapella Study, and expect to report topline results in mid-2022. The Acapella Study is intended to provide additional understanding of the dose range and to evaluate the safety and efficacy of PRAX-114 at doses of 10, 20, 40 and 60mg. We completed a multi-cohort, three-part Phase 2a clinical trial in Australia, in which Parts A and C of the trial treated patients with MDD while Part B focused on patients with perimenopausal depression, or PMD. For all parts of the trial, PRAX-114 was generally well-tolerated and demonstrated a rapid antidepressant effect that was maintained throughout the treatment period. We also observed improvements in menopausal and mood symptoms in patients with PMD and are assessing further development options based on this finding. In addition, we initiated a Phase 2, placebo-controlled study evaluating PRAX-114 for treatment of PTSD in the fourth quarter of 2021 and expect to report topline results in the second half of 2022.

Major Depressive Disorder
MDD is a chronic psychiatric condition causing severe impairments that interfere with the ability to carry out life activities. An MDD episode is characterized by a period of at least two weeks of persistent depressed mood and/or the loss of interest or pleasure in activities, accompanied by sleep and appetite disturbance, fatigue, concentration difficulty, cognitive impairment, feelings of guilt, psychomotor retardation or agitation and suicidal ideation. MDD is one of the most prevalent psychiatric disorders. In the United States, approximately 19 million adults, or seven percent of the adult population suffer from an episode of MDD every year, with episodes lasting on average six to eight months. It is estimated that MDD affects more than 300 million people worldwide. Moreover, the prevalence of depression has increased during the COVID-19 pandemic in the United States and globally. In the United States, depression symptoms have increased by more than 3-fold overall during the COVID-19 pandemic. The most dramatic increases are reported in moderate, moderately severe and severe depression symptoms, with a 2.6-fold, 3.7-fold, and 7.5-fold rise, respectively, relative to a pre-COVID-19 pandemic period.
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
Approximately 70% of MDD patients fail to achieve remission with first line treatment. Further, those patients that are responsive typically require approximately six to eight weeks of treatment to show a clinically meaningful response. Slow onset of action is a substantial unmet need in MDD, with some of the most commonly prescribed antidepressants showing a reduction in the Hamilton Depression Scale, or HAM-D, of approximately 6- to 8-points and a difference from placebo of approximately 1-2 points at Week 2. The HAM-D is one of the most widely-used clinical rating scales for depression and includes 17 items used for scoring over a wide range of symptoms typically found with depression including mood, suicidal thoughts, insomnia, anxiety, loss of appetite and weight loss. Patients with more severe depression have higher scores. Moreover, approximately 40% of patients on therapy discontinued treatment due to either a loss of response or adverse side effects. Finally, 33% of patients failed to respond after treatment with three or more different standard of care therapies.
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
 GABAA in depression
Gamma-aminobutyric acid, or GABA, is the principal neurotransmitter mediating neuronal inhibition in the brain. Neurons that produce GABA, known as GABAergic neurons, are present throughout the brain, representing between 20% and 40% of all neurons depending on the region. Their primary role is to balance and fine tune excitatory neurotransmission of various neuronal circuits. Whole-exome sequencing has identified GABAA receptor mutations as an important cause in a range of neurological conditions, underscoring their importance as central regulators of excitatory and inhibitory balance in the brain.
It is well established that GABAergic signaling is impaired in patients with MDD and other stress-related mood disorders. GABA levels, levels of the GABA synthesizing enzyme GAD67, as well as GABAA receptor levels, have been shown to be reduced in brains of patients with MDD. In addition, decreased GABAergic neuron function, most notably in the prefrontal cortex, has been documented in MDD patients and in preclinical animal models of depression. Endogenous neuroactive steroids, or NAS, such as allopregnanolone and pregnanolone or synthetic derivatives thereof, such as PRAX-114, have been shown to potentiate the activity of GABAA receptors. Both human and animal data reveal an important role for NAS in these GABAergic deficits and levels of endogenous NAS are decreased in individuals with MDD.
Of particular relevance to PRAX-114 is the more recently established link between GABAergic signaling, neuroactive steroid levels and stress—a well-established risk factor for MDD and other mood disorders. In preclinical models, exposure to chronic stress leads to reduced neuroactive steroid biosynthesis and reduced GABAergic inhibition in depression-relevant brain circuits. This ultimately results in increased anxiety and depression-like behaviors. In particular, it has been shown that stress causes long-lasting loss of GABAergic inhibition in the amygdala, a brain region central to the stress response involved in controlling emotions. This reduced inhibition causes increased activity of the amygdala and is associated with an exaggerated stress hormone response.
We believe that enhancing modulation of GABAA receptors in patients with depression and anxiety has the potential to restore normal function in these circuits, leading to broad applications in mood and anxiety disorders.
Post-Traumatic Stress Disorder
PTSD is a chronic disorder occurring after direct or indirect exposure to psychological trauma. PTSD is characterized by re-experiencing aspects of the original trauma, avoidance of trauma reminders, anhedonic or dysphoric mood states, and/or negative thoughts or feelings that began or worsened after the trauma and trauma-related hyperarousal and hypervigilance. Problems with sleep onset and maintenance are common and may be associated with nightmares, safety concerns, or a generalized elevated arousal that interferes with sleep. PTSD is frequently associated with impairment in many aspects of daily functioning, including self-care, home functioning, relationships, and social interactions. Common occupational impacts include higher rates of sick leave, failure to return to work and reduced work performance that is correlated with PTSD symptom severity. Failure to achieve remission of PTSD is associated with ongoing functional impairment as well as subjective distress. Even with effective medication or psychotherapy treatment, hyperarousal symptoms such as irritability/anger, insomnia and nightmares often persist even when other symptoms have been adequately treated, with greater than half of patients reporting these residual symptoms even when they no longer meet diagnostic criteria. Continued sleep disruption can prolong other PTSD symptoms and increase risk of conditions frequently comorbid with PTSD such as severe chronic insomnia disorder, MDD and substance use disorders.
Despite the prevalence and negative impact of PTSD, there are few available pharmacotherapies for this disorder and their efﬁcacy has substantial limitations. Only two medications are approved by the FDA for PTSD treatment (paroxetine and sertraline), and only a few additional medications (including fluoxetine and venlafaxine) have shown at least modest efficacy in the treatment of the disorder. The rate of response to SSRIs is at most 60%, and only 20 to 30% of those treated achieve symptomatic remission following pharmacotherapy. Achieving maximal improvement (even to incomplete response) with available medications can take months. In addition to the slow onset of efficacy for core PTSD symptoms, these treatments have adverse event, or AE, profiles including the potential to increase insomnia and anxiety symptoms during treatment initiation. The slow onset of efficacy and potential for increasing insomnia and anxiety symptoms lead a substantial proportion of patients to discontinue treatment. We believe this highlights the unmet medical need for a rapid onset treatment that can improve insomnia and anxiety symptoms both to ease subjective distress and support adherence with treatment.
GABAA in PTSD
Based on findings from third party studies, we believe there is a compelling rationale for alterations in GABAergic transmission associated with the pathophysiology of PTSD. These findings include reduced levels of plasma and cortical GABA seen in the insula and anterior cingulate cortex of veterans exposed to trauma. Additionally, in military service members with PTSD, lower brain levels of GABA in the parieto-occipital cortex were negatively correlated with and mediated by scores on the Insomnia Severity Index. Using transcranial magnetic stimulation, paired-pulse short- latency intracortical inhibition (an effect believed to reflect GABAA-mediated inhibition) was decreased in patients with PTSD relative to matched healthy controls.
PTSD has also been associated with alterations in NAS that positively allosterically modulate GABA action at GABAA receptors. These findings include reductions in allopregnanolone levels in cerebrospinal fluid that correlate negatively with PTSD and negative mood symptoms in both women and men. PTSD in women has been associated with a deficit in neurosteroid synthesis that in turn was associated with a deficit in extinction memory that plays a role in the development and maintenance of PTSD symptoms. Additionally, two neurosteroid GABAA receptor antagonists, dehydroepiandrosterone and dehydroepiandrosterone sulphate, have been shown to be elevated relative to controls in combat-associated PTSD, constituting an additional negative influence on GABAergic signaling. Taken together, these findings support our hypothesis that treatment of PTSD with a NAS GABAA PAM has the potential to address the underlying pathophysiology of the disorder more directly than standard of care treatments and address multiple unmet medical needs in this population.
GABAA receptors: The target of PRAX-114
PRAX-114 is a small molecule neuroactive steroid that acts as a positive allosteric modulator of GABAA receptors. PAMs are substances that bind to a receptor, such as GABAA, to enhance that receptor’s response to its endogenous ligand (or endogenous agonist). GABAA PAMs bind to a distinct site from endogenous GABA, an allosteric binding site, and do not activate the receptor in the absence of the GABA. Allosteric modulators are believed to have improved safety profiles and are less likely to result in tachyphylaxis, or decreasing drug response, as compared to agonists. GABA exerts its effects through binding to two types of GABAA receptors, synaptic and extrasynaptic receptors, which differ in their protein subunit composition, physical location on the cell surface and functional role in modulating neuronal circuits.
GABAA receptors are composed of five subunits which include two alpha, two beta and a fifth subunit (either gamma or delta) that is dependent on the type of receptor. Synaptic GABAA receptors, which are located in the synapse of neurons, contain a gamma subunit while GABAA receptors located outside of the synapse, referred to as extrasynaptic GABAA receptors, contain a delta subunit. Molecules that act as PAMs of only the synaptic GABAA receptor, such as benzodiazepines, bind to sites situated at the interface between the alpha and gamma subunits. Molecules that act as PAMs of both synaptic and extrasynaptic GABAA receptors, such as the NAS allopregnanolone and PRAX-114, bind to sites situated at the interface between the alpha and beta subunits present in both types of receptors. Figure 1 below displays the synaptic binding site for drugs such as benzodiazepines, and the distinct extrasynaptic and synaptic binding sites for NAS, such as allopregnanolone and PRAX-114.
Figure 1. GABAA synaptic and extrasynaptic receptors differ in structure and function.
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
PRAX-114 preference for extrasynaptic GABAA receptors
In preclinical studies, we assessed the relative potency in-vitro of PRAX-114-mediated GABAA receptor activation for synaptic and extrasynaptic receptors by measuring the peak current induced by a low concentration of GABA (2 µM) in the presence of increasing concentrations of PRAX-114 in Chinese Hamster Ovary, or CHO, cells expressing either extrasynaptic (α4ß3δ) or synaptic (α1ß2γ2) human GABAA receptors. In this model, PRAX-114 potentiated the GABA-activated current of both extrasynaptic and synaptic GABAA receptors but was approximately 6.4-fold more potent in potentiating the extrasynaptic form of the receptor than the synaptic form based on the concentration that gave half-maximal response, or EC50. At a concentration that activated extrasynaptic GABAA receptors to the equivalent of full activation by the endogenous ligand GABA (~260 nM, 300% potentiation of 2µM GABA), PRAX-114 led to 10.5-fold greater potentiation of extrasynaptic GABAA receptors than synaptic GABAA receptors (29%).
In the same assay, at the same level of extrasynaptic GABAA receptor potentiation (300%), other GABAA receptor PAM NAS in development, or on the market, demonstrated only 0.4 to 2.6-fold greater potentiation of extrasynaptic GABAA receptors, which compares unfavorably to the 10.5-fold observed for PRAX-114. Based on these assay conditions, we believe that the differentiated preference at extrasynaptic GABAA receptors by PRAX-114 will allow it to achieve high levels of extrasynaptic GABAergic activation with improved tolerability.
PRAX-114 for the treatment of MDD and PTSD
We believe that PRAX-114 has several potential advantages:
•Wider Therapeutic Window. In preclinical studies, PRAX-114 showed approximately 10-fold more selectivity for PAM of the extrasynaptic form of GABAA receptors compared to the synaptic form. In clinical studies in healthy volunteers, we have observed PRAX-114 markedly increased quantitative electroencephalography, or qEEG, power in the alpha and beta-frequency bands—unlike GABAA receptor PAMs that only modulate synaptic GABAA receptors, such as benzodiazepines, or that are equipotent at synaptic and extrasynaptic receptors, such as allopregnanolone, which has been shown to decrease power in the alpha frequency band. We believe these data suggest that PRAX-114 has a differentiated pharmacological profile in relation to other GABAA PAMs at therapeutic doses due to the relatively selective activation of extrasynaptic GABAA receptors. By preferentially modulating extrasynaptic GABAA receptors, we believe PRAX-114 is able to uniquely activate the GABAergic target and has the potential to mediate antidepressant and anxiolytic activity without the significant sedation observed with less selective NAS.
•Simple Nightly Dosing With or Without Food. We believe the ability to administer PRAX-114 and achieve targeted exposures, with or without food, is key for clinical and commercial success in MDD. We believe this type of dosing regimen is also critical for a patient-guided therapy because many patients with depression suffer from appetite disturbances. We have observed fast absorption of PRAX-114 within one to three hours of dosing and predictable PK results across multiple trials. In clinical studies completed to date, PRAX-114 achieved reproducible overall exposure (i.e., area under the concentration curve, or AUC) across a wide range of administration conditions, demonstrating consistent exposure when administered with or without food and at different times of day, whereas other GABAA PAM NAS may require food to achieve therapeutic levels. While AUC is unaffected by administration conditions, nightly dosing has been shown to reduce blunted maximum drug concentration, or Cmax, thereby enhancing the potential for improved tolerability.
•Sustained Administration. After consultation with the FDA and other stakeholders in MDD therapy, we designed the Aria Study to include 28-day nightly dosing to evaluate patients at 14 days to assess the rapidity and robustness of response and 28 days to measure initial durability of effect. We believe that having a dosing paradigm consistent with the duration of depressive episodes and easily integrated into standard clinical practice will provide the most substantial benefit to patients in controlling their disease, further differentiating PRAX-114 from other GABAA PAMs.
PRAX-114 clinical development in depression

We are conducting a Phase 2/3, placebo-controlled study for monotherapy treatment of MDD, the Aria Study, and expect topline results in the second quarter of 2022. The Aria Study is intended to serve as one of two trials required by the FD, to demonstrate clinical efficacy to support registration of PRAX-114 for monotherapy treatment of MDD. We also are conducting a Phase 2, placebo-controlled, dose-ranging study for treatment of MDD, the Acapella Study, and expect topline results in mid-2022. The Acapella Study is intended to provide additional understanding of the dose range and to evaluate the safety and efficacy of PRAX-114 at doses of 10, 20, 40 and 60mg.
Phase 2/3 Aria Study
Patients in the Aria Study are randomized 1:1 to receive nightly bedtime doses of 40mg PRAX-114 or placebo for 28 days in a fully outpatient setting, with two-weeks of additional follow up after the end of the active treatment period. Patients are required to be between the ages of 18 and 65, have a diagnosis of MDD with a current episode of at least 8 weeks and not more than 24 months in duration, have a HAM-D total score of 23 or higher consistent with moderate-to-severe MDD, and have had at least one prior episode of MDD. Participants are excluded if they are currently being treated with an antidepressant, have demonstrated an inadequate response to antidepressant treatment in the current episode or have treatment resistant depression, or if they have comorbid medical or psychiatric conditions that could interfere with the scientific objectives or safety of the trial. The primary efficacy endpoint is change in the HAM-D total score from baseline at Day 15. A key secondary endpoint is change in the HAM-D score after 28 days of treatment to assess the durability of effect of 40mg PRAX-114, and we also plan to evaluate changes in other depression-related assessments.
We selected a dose of 40mg in tablet formulation for the Aria Study based on the safety and efficacy results we observed from the 45mg suspension formulation in the Phase 2a clinical trial of PRAX-114 described below. We anticipate the 40mg dose in tablet formulation to yield exposures consistently or slightly higher than what we observed with the 45mg dose in suspension formulation.
Our clinical trial design and study conduct applies several best practices to support evaluation of clinical effects in MDD, including but not limited to:
•Enrollment of patients with moderate-to-severe MDD and at least one prior episode of MDD because recurrent depression has been associated with a lower placebo response rate;
•A two-level subject and data quality process that includes independent clinical interviews confirming eligibility through the SAFER process and conducting audio confirmation of HAM-D clinical assessments at key timepoints with ongoing rating assessment quality feedback;
•Using sites with a known track-record of high quality data generation and drug-placebo separation in the conduct of MDD trials;
•Integration of a placebo control reminder script at every visit and screening for potential duplicate subjects via a dedicated clinical trial registry; and
•Inclusion of the AiCure smartphone-based adherence monitoring system with structured site intervention to address participant adherence issues.
Phase 2 Acapella Study
In parallel with the Aria Study, we are conducting the Acapella Study to evaluate additional PRAX-114 doses for inclusion in pivotal Phase 3 studies in patients with MDD. Given that comparable improvement in the HAM-D was observed in all doses (45, 60 and 80mg) evaluated in the Phase 2a MDD study, this trial is designed to evaluate the efficacy of lower doses of PRAX-114 to determine the optimal dose range to include in future Phase 3 trials. The population for this study is both treatment naïve (monotherapy) MDD participants and MDD participants who have demonstrated an insufficient response to standard of care antidepressant treatment (adjunctive).
Patients in this study will be randomized to receive 10, 20, 40, or 60mg PRAX-114 or placebo in a 1:1:1:1:1 ratio for 28 days, with 2 weeks of additional follow up after the end of the active treatment period. This trial is expected to enroll approximately 125 patients between the ages of 18 and 65 who are experiencing a current major depressive episode of at least 12 weeks and not more than 24 months in duration, have a HAM-D total score of 20 or higher, and who have had at least one prior episode of MDD responsive to antidepressant treatment. Adjunctive participants must be currently treated with an antidepressant at a stable dose for at least eight weeks prior to Day 1 and have demonstrated an insufficient clinical response to one or two adequate trials of antidepressant treatment in the current episode. Exclusion criteria will be similar to the Aria Study with the exception of allowing for adjunctive patients under the criteria described above. The primary objective is to assess the presence of a dose-response signal for PRAX-114 in MDD using the primary efficacy endpoint of the change from baseline in HAM-D total score at Day 15. Secondary objectives will include evaluating the efficacy for each dose of PRAX-114 in MDD and the effect of PRAX-114 on the HAM-D scores after 28 days of treatment and impact on other depression-related assessments. This trial will employ the full set of clinical trial quality interventions summarized above for the Aria Study.
Phase 2a trial in patients with depression
Prior to the initiation of the Aria Study and the Acapella Study and based on the pharmacology observed in the Phase 1 trials described below, we conducted a three-part, open-label, Phase 2a trial in Australia to assess the safety and efficacy of PRAX-114 in patients with moderate-to-severe MDD or PMD.
Part A results
Part A of the open-label trial included two weeks of treatment and was designed to evaluate the timing and magnitude of the antidepressant effects of PRAX-114 across a range of doses in patients with MDD. Patients were required to be between the ages of 18 and 65 and to have moderate-to-severe MDD for at least one month as defined by a HAM-D score of 22 or higher. The effect of PRAX-114 was measured by the change in the HAM-D score relative to baseline. Patients who had previously failed to respond to a standard of care antidepressant in their current episode were eligible for inclusion. In addition to HAM-D, other scales used included the Montgomery–Åsberg Depression Rating Scale, or MADRS, the Hamilton Anxiety Rating Scale, or HAM-A, and the Symptoms of Depression Questionnaire, or SDQ. MADRS is a 10 item rating scale designed to assess the severity of symptoms in a depressive illness. HAM-A is a 14 item scale widely used to measure the severity of anxiety symptoms, including both psychic anxiety (mental agitation and psychological distress) and somatic anxiety (physical complaints related to anxiety). SDQ is a 44 item self-reported scale designed to measure the severity of symptoms across several subtypes of depression, including irritability, anger attacks and anxiety.
We selected an initial target dose of 45mg daily of PRAX-114 suspension formulation that was expected to achieve exposures demonstrating full clinical improvement based on the Phase 1 data and qEEG findings. Two additional cohorts were subsequently conducted to assess higher daily doses of 60mg and 80mg PRAX-114 due to the generally well-tolerated profile at 45mg. The first week of treatment was conducted in an inpatient setting to facilitate daily efficacy and safety assessments and then patients were discharged and treated as outpatients for the second week. Patients were instructed to take PRAX-114 at 4:00 PM on Day 1 to support collection of post-dose PK samples and then nightly at 9:30 PM on Days 2-14. Patients were not required to take PRAX-114 with food. Compliance was carefully monitored throughout the duration of the trial, including inpatient and outpatient periods, with a customized version of the AiCure smartphone adherence monitoring system.
Thirty-three patients were enrolled and completed Part A before the COVID-19 pandemic began impacting clinical trial conduct globally. At baseline, patients had a mean HAM-D total score of 25, ranging from 20 to 33, consistent with moderate-to-severe MDD. Twenty-six of the thirty-three participants had previously received an antidepressant during the current depressive episode but still had moderate-to-severe MDD. This failure to respond to initial antidepressant treatment has been associated with more severe and refractory depression. The remaining patients were not being treated with any antidepressant for the current episode before enrolling in the trial.
Dosing with PRAX-114 led to a marked improvement in the HAM-D score (Figure 2) within two weeks of treatment. After one week of treatment, least squares, or LS, mean improvements of 15 to 19 points from baseline were noted across the three dose groups. After two weeks of treatment, all 3 dose levels showed improvements from baseline of greater than 13 points with mean improvements from baseline of 14 to 16 points. Across all dose levels, two-thirds of patients were responders (defined as a >=50% reduction in HAM-D) or were clinically in remission (HAM-D<=7) at the end of the 14 day treatment period. Changes in MADRS, HAM-A and SDQ were consistent with the changes in HAM-D. While the study was not powered to show differences between dose levels, there was no notable dose response observed, which is common amongst trials of antidepressants.

Figure 2. Reduction in HAM-D total score observed in MDD patients treated with PRAX-114 in Part A.
After 14 days of treatment, patients were monitored for an additional 14 days. During this monitoring period, the core mood symptoms measured by the HAM-D generally remained stable with a slight increase in the insomnia item scores post-treatment.
While our Phase 2a trial was not placebo controlled, prior randomized placebo-controlled MDD trials provide important context for the interpretation of the clinical response. The marked improvements in HAM-D scores seen in MDD patients in Part A within two weeks of treatment compares favorably to published reports on changes in HAM-D scale in clinical trials of approved antidepressants such as vortioxetine and duloxetine, among others, which commonly took approximately six to eight weeks to reach a maximal efficacy and often failed to differentiate from placebo at two weeks. Moreover, mean HAM-D changes from baseline at Day 14 for the placebo group of these randomized controlled antidepressant trials were most often between 4-8 points. Even at the first post-dose assessment on Day 3, patients dosed with PRAX-114 had a mean decrease of over 11 points on the HAM-D scale, which compares favorably with the average changes reported in the placebo groups at Day 14 from randomized studies completed for recently approved antidepressants (Figure 3), and other common antidepressants after several weeks of dosing. The clinical data that we have generated to date, and that we expect to generate in the future, from our clinical studies will constitute the bulk of the data needed to support an application for marketing approval of PRAX-114. Unless we conduct head-to-head studies of PRAX-114 against other molecules as part of our future clinical trials and elect to include the resulting data in an application for regulatory approval, we would not expect to rely upon PRAX-114’s potential differentiation from any other molecules in connection with submissions to the FDA or other regulatory agencies, as applicable, for approval or otherwise. As the data presented above is based on a cross-trial comparison and not a head-to-head clinical trial, such data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of PRAX-114 compared to other product candidates that may be approved or that are or were in development for MDD.

Trintellix:11492A
Trintellix:305
Trintellix:13267A
Trintellix:315
Trintellix:316
Trintellix:12541A
Cymbalta:F1J-MC-HMBH(A)
Cymbalta:F1J-MC-HMBH(B)
Cymbalta:F1J-MC-HMAT(B)
Fetzima:LVM-MD-01
Fetzima:LVM-MD-10
Fetzima:LVM-MD-03
Fetzima:LP-2-02
Pristiq:332
Pristiq:333
Viibryd:CLDA-07-DP-02
Viibryd:GNSC-04-DP-02
-12
-10
-8
-6
-4
-2
0
Change in HAM-D From Baseline

Figure 3. Change from baseline to Day 14 in HAM-D total score for the Placebo arm of selected randomized placebo-controlled studies of recently approved antidepressants. Bubble size is proportional to the sample size of the placebo group in each study. Across studies, the sample size in the placebo group ranged from 89 to 277.
Part B results
Part B of this trial assessed the effect of PRAX-114 on menopausal and mood symptoms in PMD patients. Six participants with PMD received 60mg of PRAX-114 nightly at 9:30PM for 14 days on an outpatient basis. The dose for this part of the trial was selected based on the data from Part A. Inclusion criteria for Part B were similar to Part A and C, except that Part B required participants to be females of 40 years of age or older with irregular menses and a minimum of four hot flushes per day averaged over the week prior to PRAX-114 dosing.
Daily treatment of PRAX-114 in Part B showed a rapid and marked decrease in menopausal symptoms throughout the 14-day treatment period. Treatment with PRAX-114 resulted in mean decreases from baseline at Day 15 of 60% in frequency of moderate-to-severe hot flashes and 68% in the total score of the Perimenopausal Depression Questionnaire, or Meno-D, a 12-item, self-reported questionnaire assessing the presence and severity of symptoms of PMD. At Day 28, two weeks following discontinuation of treatment, frequency of moderate-to-severe hot flashes and Meno-D total score trended toward baseline.
Daily treatment of PRAX-114 in Part B showed a rapid and marked decrease in mood symptoms throughout the 14-day treatment period. Treatment with PRAX-114 resulted in mean decreases from baseline at Day 15 of 47% in the HAM-D total score. Changes in MADRS, HAM-A and SDQ were consistent with the changes in HAM-D, and similar to the observations with hot flushes and the Meno-D, the HAM-D total score trended toward baseline at Day 28, two weeks following discontinuation of treatment.
Part C results
The goal of Part C was to evaluate the safety of four-week outpatient dosing with PRAX-114, similar to the study duration of our ongoing Aria Study, and the treatment effect from Day 15 to Day 28.
Inclusion criteria and symptom assessments were the same as Part A. However, due to restrictions imposed by the COVID-19 pandemic, we changed to the use of telehealth administered clinical efficacy assessments, mailed self-report assessments, and courier delivery of study drug to participants, which supported consistent site and participant adherence to study procedures and study drug administration through completion of Part C. We used our experience from Part C to inform the design and operationalization of the Aria Study.

A total of thirteen participants were enrolled and completed a nightly 9:30 PM dose of PRAX-114 at 60mg for four weeks. At baseline, patients had a mean HAM-D total score of 25, that ranged from 22 to 30, indicating moderate-to-severe MDD. Eight of the thirteen participants had previously received an antidepressant during the current depressive episode but still had moderate-to-severe MDD. This failure to respond to initial antidepressant treatment has been associated with more severe and refractory depression. The remaining patients were not being treated with any antidepressant for the current episode before enrolling in the trial.
Dosing with PRAX-114 for four weeks led to a rapid and marked improvement in the HAM-D score (Figure 4) within two weeks of treatment, and LS Mean improvement of 11 points at Day 15 remained stable through the end of the active treatment period.

PART C
OUTPUTPATIENT
LS Mean change from baseline in HAMD total score (SE)
0
-7
-14
0
7
14
21
28
Time (days)
PRAX-114 60mg (N=13)

Figure 4. Reduction of HAM-D total score observed in MDD patients treated with PRAX-114 in Part C.

Overall, dosing with PRAX-114 led to a marked reduction in HAM-D score during the treatment periods in Parts A, B and C, with symptom improvement evident upon follow-up in the MDD populations in Parts A and C and trending toward baseline in Part B. Changes in MADRS, HAM-A and SDQ (and menopausal symptom assessments in Part B) were consistent with the changes in HAM-D. More than 70% of participants from all parts of the study had previously received an antidepressant during the current depressive episode but still had moderate-to-severe MDD. We also observed in each part of the Phase 2a trial that greater than 50% of patients were responders at two weeks.
Combined Safety Results Summary (Parts A, B and C)
In the Phase 2a study overall, PRAX-114 suspension formulation was generally well-tolerated across the dose range in 52 participants with MDD and PMD, including at the highest 80mg dose in Part A. Treatment-emergent adverse events, or TEAEs, were generally mild to moderate (Table 5). There were no serious adverse events, or SAEs, and study drug cessation at the end of the treatment period was generally well-tolerated. There was one discontinuation from the study due to AEs in a Part B participant of moderate daytime sedation and mild feeling abnormal. The most common AEs were headache, somnolence, and dizziness.
Rates of somnolence, which is characterized by sleepiness or drowsiness, increased with dose, demonstrating a pharmacological effect which was somewhat mitigated by dosing at night versus the morning. With night-time dosing, 17 out of 52 patients (33%) noted somnolence post-dosing, which was generally time-limited, not experienced during the daytime.

Preferred Term	45 mg* (N=13)	60 mg (N=32)	80 mg* (N=7)	Overall (N=52)
Headache	7 (53.8%)	12 (37.5%)	3 (42.9%)	22 (42.3%)
Somnolence	2 (15.4%)	12 (37.5%)	3 (42.9%)	17 (32.7%)
Dizziness	0 (0.0%)	5 (15.6%)	4 (57.1%)	9 (17.3%)
Fatigue	3 (23.1%)	2 (6.3%)	1 (14.3%)	6 (11.5%)
Feeling abnormal	1 (7.7%)	4 (12.5%)	1 (14.3%)	6 (11.5%)
Nausea	0 (0.0%)	5 (15.6%)	1 (14.3%)	6 (11.5%)
*Includes participants from Part A only.
In Part A, PRAX-114 was administered at daytime of Day 1, nighttime of Days 2-14.

Table 5. TEAEs reported in ≥10% of participants across all parts of the PRAX-114 Phase 2a study (Parts A, B and C).
Phase 1 trials in healthy volunteers
Phase 1 SAD clinical trial
We conducted a Phase 1 randomized, double-blind, placebo-controlled single ascending dose, or SAD, trial of PRAX-114 suspension formulation in healthy volunteers to evaluate safety and tolerability of PRAX-114. This trial enrolled 36 volunteers who were randomized into cohorts dosed with 1mg, 3mg, 10mg, 30mg or 60mg of PRAX-114 or placebo. In this trial, we observed fast absorption of PRAX-114 within one to three hours of dosing and approximately dose-proportional increases in peak concentration and total drug exposure. PRAX-114 was generally well-tolerated and no SAEs were reported in this trial.
Phase 1 MAD clinical trial
We subsequently conducted a Phase 1 randomized, double-blind, placebo-controlled multiple ascending dose, or MAD, trial in healthy volunteers in Australia to evaluate the safety, tolerability and PK of PRAX-114 suspension formulation and to assess the effect of food on drug exposure. Thirty-six volunteers were randomized to receive daily doses of 15mg, 30mg or 60mg of PRAX-114 or placebo for 14 days. Ten additional volunteers in a food effect cohort received 30mg doses of PRAX-114 when they were in a fasted state or with a high-fat meal.
As part of this trial, we evaluated the effect of PRAX-114 on qEEG to understand the potential pharmacodynamic effect of PRAX-114 on GABAA receptor activation. An EEG is a real-time, non-invasive measure of electrical activity of neurons in the brain. The frequency and amplitude of the detected electrical signals provide insights into brain function and brain state (e.g., awake, deep sleep, etc). qEEG is a quantitative measure of the changes in brain activity in specific EEG frequency bands in response to treatment with a brain-active compound. Changes in power in the beta frequency band, specifically, are used as a pharmacodynamic biomarker of GABAA receptor activation in response to a brain active compound.
In this trial, we observed fast absorption of PRAX-114 within one to three hours of dosing and approximately dose-proportional increases in peak concentration and total drug exposure. The half-life of the drug was between 12.2 and 14.8 hours, consistent with a once-daily dosing regimen. Little or no accumulation of the drug was observed over the ranges of doses tested.
We believe that the potentially simple nightly administration of PRAX-114 with or without food is key for clinical, and, if approved, commercial success in MDD, as many patients struggle with adherence to medication and forcing a dietary regimen would impose further complications in this vulnerable population. In the food effect cohort of the MAD trial, overall drug exposure as measured by AUC of PRAX-114 increased by only 1.17-fold in the fed state versus in the fasted state. The primary effect caused by food intake was observed in the Cmax, which was 0.64-fold of that observed under fed conditions. These findings indicate that PRAX-114 may not need to be taken with food to achieve therapeutic exposures, which we believe could create a potential competitive advantage over drugs that may require administration with food to achieve consistent target exposures, and could allow flexibility to adjust to the comorbid changes in appetite and preferences of MDD patients.
We measured changes in qEEG power in our Phase 1 MAD volunteers to assess the effect of PRAX-114 on GABAA receptors in the brain on Days 1 and 14 of this trial. PRAX-114 produced marked increases in the power of the alpha and beta-frequency bands. Increases in the beta-frequency band are correlated with GABAergic activation, as previously shown by the marketed GABAA PAMs. We believe the qEEG measurements observed for

PRAX-114 were consistent with its extrasynaptic GABAA receptor preference and differentiated pharmacological profile relative to benzodiazepines and other GABAA PAMs in the class.
Moreover, the increases in alpha and beta-frequency were strongly correlated with dose and PRAX-114 levels in the blood. In these healthy volunteers at one hour post-dose on Day 1, PRAX-114 30mg resulted in an average increase in qEEG alpha and beta power of approximately 1.5-fold and 1.6-fold compared to baseline, and 60mg resulted in an increase in this measure of 2.6-fold and 2.8-fold compared to baseline, respectively (Figure 6). These increases on the qEEG alpha and beta power were sustained at Day 14. These data show that PRAX-114 engaged GABAA receptors in the brain and produced consistent increases on qEEG within the first hour after dosing with similar increases on Days 1 and 14. This finding was also consistent with the pharmacologic activity and qEEG data from our preclinical studies, where a 1.6-fold increase in beta power was associated with robust activity in animal models of anxiety and depression and was used to inform dose selection in subsequent clinical trials. Notably, PRAX-114 showed increases in beta power up to 2.8-fold without achieving a MTD or demonstrating any SAEs.

3.0
2.0
1.0
0.0
***
***
**
*
Normalized Power
0
4
8
12
16
20
24
Time (hours)
PRAX-114 30 mg beta
PRAX-114 60mg beta
PRAX-114 30 mg alpha
PRAX-114 60mg alpha

*N= 7-9 human subjects per dose, PRAX-114 only p compared to placebo control, *p < 0.05, ** p < 0.01, *** p < 0.001*

Figure 6. PRAX-114 (30mg and 60mg) showed a robust dose-dependent qEEG signal and target activation that was sustained over 14 days of dosing.

In this trial, PRAX-114 was generally well-tolerated, with no SAEs reported. The reported TEAEs were mild to moderate and were consistent with those expected for the potential mechanism of action. The most common TEAE was somnolence, which is characterized by sleepiness or drowsiness, and all events of somnolence were mild in severity. Increases in sleepiness as measured by the Stanford Sleepiness Scale occurred between one- and three-hours post-dosing, consistent with the period of peak drug concentrations; sleepiness ratings at the 60mg dose were similar to placebo within 4 hours post-dose. Other common TEAEs were dizziness and hypoaesthesia, or a diminished sense of touch. TEAEs observed in more than one subject were euphoric mood, hyperhidrosis, or excessive sweating, muscle twitching, skin irritation and fatigue. In the placebo group, we observed fatigue in 22.2% of subjects. TEAEs appearing to be dose-related were somnolence, dizziness headache, euphoric mood and hypoaesthesia. We did not observe a maximally tolerated dose, or MTD. We believe the tolerability results observed of PRAX-114 suggest the potential for a wider therapeutic window, increased adherence and a wider dose range for MDD patients.
Phase 1 pharmacokinetics bridging study
In preparation for our randomized, placebo-controlled trials in MDD, we conducted a clinical PK bridging study in which PRAX-114 was administered as a solid dose (i.e., tablet) formulation in single ascending doses of 40mg, 60mg and 80mg or placebo in seventeen participants and compared to PRAX-114 suspension formulation administered at the 60mg dose. The PK of the tablet formulation was found to be comparable to the suspension formulation at the 60mg dose level. Overall, PRAX 114 showed demonstrated consistent drug exposure across a wide range of administration conditions and demonstrated a consistent AUC when administered with or without food and at different times of day, which we believe could enable once daily administration at bedtime without the need for additional patient instructions.
PRAX-114 clinical development in PTSD
We are conducting a Phase 2, placebo-controlled study evaluating PRAX-114 for the treatment of PTSD and expect to report topline results in the second half of 2022, which will guide decision making for subsequent development of PRAX-114 in the PTSD population.
Patients in the Phase 2 trial will be randomized 1:1 to receive nightly bedtime doses of PRAX-114 or placebo for 28 days in an outpatient setting, with two-weeks of additional follow up after the end of the active treatment period. Dose selection was based on similar considerations to those that informed dose selection for the Aria Study and the Acapella Study. Since it is not known whether there may be dose response differences between MDD and PTSD with this drug mechanism, a flexible-dose approach in the range that showed positive results in the Phase 2a MDD study was included in the design of this study.
Participants treated with PRAX-114 will receive 40mg on Days 1 to 14; on Day 15, those PRAX-114 participants not achieving at least a 20% reduction in PTSD symptoms, as measured by the Clinician-Administered PTSD Scale for DSM-5, or CAPS-5, total score, will receive an increase to 60mg from Days 15 to 28 unless tolerability concerns preclude a dose increase. CAPS-5 is a 30-item structured interview that is the gold standard in PTSD assessment, with versions that can be used to make a current diagnosis of PTSD and to assess PTSD symptoms over the past week. Patients will be required to be between the ages of 18 and 65, have a diagnosis of PTSD with a duration of at least six months, have a CAPS-5 total score of 30 or higher consistent with moderate-to-severe PTSD, and either currently not treated with psychiatric medications or taking no more than one antidepressant within the labeled prescribing dose range for a minimum of three months prior to screening, with the intent to remain on a stable dose throughout the trial. Participants will be excluded if they have comorbid medical or psychiatric conditions that could interfere with the scientific objectives or safety of the trial. The primary efficacy endpoint in this study is the change from baseline in the CAPS-5 total score after 28 days of treatment. A key secondary endpoint will be change from baseline in the CAPS-5 score after 14 days of treatment to assess the rapidity of onset of the treatment effect of PRAX-114 in PTSD. We expect to employ similar clinical trial quality interventions to those summarized above for the Aria Study and the Acapella Study.
PRAX-114 preclinical data
In our preclinical studies of PRAX-114, we evaluated translational pharmacodynamic biomarkers to inform clinical development. In our rat translational biomarker model, we administered PRAX-114 to wild-type rats at doses ranging from 1 to 20mg/kg to assess the impact on power in the beta frequency band. We found that PRAX-114 dose-dependently increased the power in the beta frequency band and these changes correlated with changes in plasma pharmacokinetics. This EEG biomarker was used to inform dose-selection for PRAX-114 clinical studies. In our preclinical studies, doses (and plasma/brain concentrations) that induced a 1.6-fold increase in the beta frequency power in rats were associated with both robust preclinical activity in animal models of depression and anxiety and good tolerability. Specifically, the PRAX-114 dose was estimated to induce a 1.6-fold increase in EEG beta power activity in rats led to activity in the rat WKY model of depression and the window between that dose that increased beta power by 1.6-fold increase in EEG and the dose that caused a 50% reduction of spontaneous locomotion in the sLMA sedation assay, or ED50, was ~11-fold, based on brain concentrations. In addition, at this brain concentration, PRAX-114 showed activity and was generally well-tolerated in animal models of anxiety including conditional emotional response, or CER, punished drinking, or Vogel, and elevated plus maze, or EPM (Figure 7).
In the figure below, the lower bound of the preclinical activity in animal models and EEG bars are determined by the brain exposure at the lowest dose at which significant activity was observed (p < 0.05). The lower bound of the tolerability bar represents the TC50 in the brain. The upper bound represents the mean brain concentration at the highest dose tested in a given assay.

Figure 7. Summary of PRAX-114 preclinical data.

MOVEMENT DISORDERS
Our Movement Disorders franchise is currently focused on the two most prevalent movement disorders, ET and PD. We are developing PRAX-944, a potentially differentiated selective small molecule inhibitor of T-type calcium channels, and PRAX-114 for the treatment of ET, with the goal of allowing patients to fit the right therapy to their needs and on an as-needed or chronic basis. ET is the most common movement disorder, affecting up to seven million patients in the United States, and is a disease associated with debilitating action tremors triggered when a patient voluntarily attempts to move. There is a high unmet need for patients given limited treatment options, with only one approved pharmacotherapy that offers limited efficacy and poor tolerability.
For PRAX-944, there is a large body of clinical, preclinical and genetic evidence that points to the involvement of T-type calcium channels in the cerebello-thalamo-cortical, or CTC, circuit, as a main driver of ET. We have designed our development program to include clinical endpoints assessing how a patient feels and functions, a modified release formulation designed to provide a blunted Cmax for tolerability and sustained exposures throughout the day, and dose titration strategy to optimally reach therapeutic levels. We believe the design of PRAX-944, coupled with its modified release formulation, positions it for development as a differentiated therapy in ET. We intend to initiate a registrational study for PRAX-944 for the treatment of ET, pending receipt of positive topline results from the Phase 2b randomized controlled dose-range finding Essential1 Study, which are expected in the second half of 2022. For PRAX-114, the GABA neurotransmitter system is hypothesized to play an important role in ET, and several available treatment options appear to work via GABAergic mechanisms directly or indirectly (primidone, topiramate, propranolol). In the PRAX-114 Phase 2 placebo-controlled, crossover study for the treatment of ET, we intend to evaluate whether there is an appropriate dose of PRAX-114 for daytime administration that enables reduction in tremor without somnolence or sedation that will guide decision making for subsequent development of PRAX-114 in the ET population.

We are also developing PRAX-944 as a potential non-dopaminergic therapy for PD. T-type calcium channels in the CTC are also implicated in the modulation of motor circuits in PD and there is preclinical evidence which suggests blocking T-type calcium channels may support improvement of motor activity in PD models. We intend to initiate a Phase 2 POC study of PRAX-944 for the treatment of PD in the second quarter of 2022 to evaluate motor function improvement in patients and subsequently determine development and regulatory pathways. Because of the gatekeeper role of T-type calcium channels in regulating neuronal firing patterns in multiple neuronal circuits, we believe PRAX-944 is suitable for potential development across a wide range of indications and potentially sizable expansion opportunities in addition to ET.
For the treatment of ET with PRAX-944, we have evaluated the safety and tolerability in approximately 200 healthy volunteers and patients in seven completed and two ongoing studies. We are conducting the Essential1 Study to evaluate the tolerability, safety and efficacy of PRAX-944 in adults with ET. We have also completed enrollment in a two-part open-label Phase 2a proof-of-concept trial in ET patients. Data from six patients from Part A showed tremor reduction and that PRAX-944 was generally well-tolerated at one and two weeks in patients dosed up to 40 mg once daily, which compared favorably to historical placebo response. Based on the Part A data and the observed safety results in the healthy volunteer titration study, we added a second cohort, Part B, to the Phase 2a trial in which patients are being titrated to a dose of up to 120mg/day of PRAX-944. We have also included a randomized, double-blind, placebo-controlled withdrawal phase to Part B, during which participants will either be maintained on their final open-label dose or switched to placebo. Preliminary open-label data as of December 10, 2021 from nine evaluable subjects in Part B showed favorable trends in tremor reduction and activities of daily living, or ADLs, in doses up to 120mg/day. We plan to report topline results for Part B in the second quarter of 2022, including both open-label and placebo-controlled, randomized withdrawal results. We have also studied the safety of PRAX-944 modified release formulation with titration up to 120mg/day and no MTD has been identified.
We expect to initiate a Phase 2 study evaluating daytime administration of PRAX-114 in ET patients in the first quarter of 2022. The objective of this trial is to evaluate the safety, tolerability, PK and efficacy of PRAX-114 in the treatment of adults with ET. The trial is comprised of two parts: Part A and Part B. Part A is a randomized, double-blind, placebo-controlled, three-period crossover design where all participants will receive a single dose of 10mg of PRAX-114, 20mg of PRAX-114, and matching placebo across three dosing days. Part B is an open-label design where participants from Part A may receive either 10mg PRAX-114 for 28 days, or 10mg PRAX-114 for 14 days and then 20mg PRAX-114 for 14 days. Topline results are expected to be reported in the second half of 2022. The doses of 10mg and 20mg PRAX-114 were chosen based on pharmacological activity observed in clinical trials with healthy participants and clinical experience, to balance the known impact of GABAergic molecules on somnolence and sedation in older patients with ET. Our PK-PD modeling predicts pharmacodynamic activity at concentrations resulting from daily administration of 10 and 20mg PRAX-114, hypothesized to be predictive of efficacy in ET based on preclinical harmaline-induced tremor data. Additionally, data in healthy volunteers at 20mg during the day suggested a tolerable profile when assessed using the Stanford Sleepiness Scale, or SSS. Thus, the selected dose levels present a favorable benefit/risk profile in ET based on the overall interpretation of the preliminary preclinical efficacy data, clinical PK and safety data (including safety AEs, SSS and EEG), qEEG biomarker data, and nonclinical safety data.
Essential Tremor
ET is characterized by involuntary rhythmic movement in the upper limbs, with or without tremor in other body locations such as the head, vocal cords, or legs. ET is a daytime disease associated with debilitating tremors triggered when a patient voluntarily attempts to move. These tremors significantly disrupt daily living and are progressive in nature, with increases in tremor severity and amplitude commonly observed over the course of the disease. ET is a heterogeneous disease with a range of patient characteristics including a variety of comorbidities, range of age, severity, and impact on daily living including psychosocial aspects.
Despite the prevalence and significant disease burden of ET, only approximately two million people in the United States are diagnosed with ET and only approximately one million are actively treated, based on U.S. healthcare claims data as of 2019. We believe that the low treatment rate is due to limitations in efficacy and tolerability of the existing treatment options, and that the treated population could increase with the availability of new therapies with improved efficacy and tolerability that allow for patients to stay on therapy longer and more patients to start therapy sooner. There have been no approved pharmacotherapy products designed to treat ET and the two current products commonly used offer limited efficacy and poor tolerability, resulting in treatment delays and high discontinuation rates. Propranolol, approved by the FDA in 1967, remains the only approved therapy for ET in the United States. A non-selective beta blocker, propranolol is contraindicated for individuals with certain respiratory or cardiac issues, which are common comorbidities in the age group affected by ET. Primidone, an anticonvulsant, is used off-label and can cause sedation and balance issues while accelerating osteoporosis with long-term use.

As a last line therapy, several thousand ET patients in the United States opt for invasive surgery each year. Interventions include gamma knife and focused ultrasound thalamotomy, where part of the thalamus involved in the CTC circuit is ablated, or deep brain stimulation, or DBS, where an electrode is implanted into the brain. These procedures are generally effective, but are associated with significant side effects and risk. Therefore, many patients who are eligible for surgical therapies elect to not have these procedures.
Genetics of Essential Tremor
Our rationale for approaching ET through inhibition of T-type calcium channels is rooted in the genetics of epilepsy. CACNA1G, a gene that encodes for a particular isoform of T-type calcium channels, is one of the most significantly associated genes for generalized genetic epilepsy, or GGE. Some of these epilepsy patients also suffer from comorbid movement disorders such as tremor and ataxia. The odds of observing a T-type calcium channel mutation in the GGE population is nine times of that of the healthy population. This supports the key role of T-type calcium channels in maintaining excitation and inhibition balance.
Additional human genetic data provide evidence for the role of T-type calcium channels in movement disorders. Whole exome sequencing of early-onset familial ET patients also identified mutations in CACNA1G that segregated with the tremor phenotype in multiple family pedigrees. The importance of T-type Ca++ channels to the function of the CTC circuit is highlighted by variants in the CACNA1G gene which are associated with rare cases of pediatric cerebellar atrophy. Additionally, mutations in the T-type calcium channel have also been reported as causative of a form of spinocerebellar ataxia. We believe this genetic link, along with the preclinical and clinical evidence, support the role of T-type calcium channels in the pathophysiology of ET.
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
T-type calcium channels are low voltage activated channels that respond to weak depolarization of neuronal membranes and are quickly inactivated (a closed state where the channel cannot be reopened for some time). The opening of T-type calcium channels leads to membrane depolarization, which activates voltage-activated sodium channels, leading to the formation of an action potential and neuronal firing. When only a small number of T-type calcium channels are activated, leading to small T-type calcium channel mediated membrane depolarizations, the neuron generally generates unitary action potentials, also called tonic firing. When the activity of T-type calcium channels is increased, either due to genetic mutations or other changes in network activity that recruit more T-type calcium channels, a longer lasting depolarization is generated, resulting in high-frequency clusters of sodium channel driven action potentials, also called burst firing, as illustrated in Figure 8 below.

Figure 8. T-Type calcium channels are gatekeepers of neuronal firing patterns.
Neuroimaging and neurophysiology studies in ET patients have consistently demonstrated that individual nuclei along the CTC circuit oscillate at the same frequency as the tremor and with strong coherence among the brain regions and movement in the affected muscles. Further, intraoperative real-time single-unit recordings of action potentials of individual neurons in the ventral motor thalamus of severe ET patients receiving DBS implants, in periods with and without tremors, further substantiates the central role of the CTC circuit and T-type calcium channels in ET. When no tremor was observed at rest, tonic firing was recorded in neurons of the ventral motor thalamus. During tremor, the same neurons fire in rhythmic bursts that are highly coherent with tremor activity. Furthermore, the emergence of action tremors coincided with the emergence of burst firing. Lesioning or DBS of the ventral motor thalamus has been shown to silence the oscillatory burst firing activity in the CTC circuit, resulting in significant tremor reduction. The strong temporal coordination between the tremors and burst firing, a neuronal firing pattern frequently gated by T-type calcium channel activity, strongly suggest that pharmacological inhibition of these channels may represent an effective pharmacological approach in ET.

Figure 9. Thalamic neuron burst firing correlated with tremor activity in ET patients.
The role of the CTC circuit and T-type calcium channels has been further observed in animal models. A known pharmacological tremor model utilizes administration of harmaline, an alkaloid toxin, to animals. Harmaline, on administration to experimental animals such as rodents, induces an acute action tremor as well as rhythmic burst-firing activity in the CTC circuit similar to that observed in ET patients. We believe this model carries clinically predictive value, as compounds that improve tremor in ET patients clinically (e.g., propranolol, primidone) have also been shown to reduce harmaline-induced tremor preclinically; in contrast compounds that worsen tremor in patients (e.g., caffeine) also worsen tremor in this model. Similar to observations in ET patients, normalizing oscillatory activity in the CTC circuit, for example with DBS, reduces harmaline induced tremor in rodents. Pharmacological inhibition or genetic knockout of T-type calcium channels led to resistance to harmaline-induced tremor.
Role of GABAA in ET
The GABA neurotransmitter system is hypothesized to play an important role in ET, and several available treatment options appear to work via GABAergic mechanisms directly or indirectly (primidone, topiramate, propranolol). Studies in patients with ET have shown a reduction in GABA receptor binding capacity using positron imaging that also correlated with disease severity and a loss of GABAergic cerebellar Purkinje neurons in postmortem tissue that contributes to overall reduced inhibitory output from the cerebellum. In animal models of harmaline-induced ET, the hypothesized reduction of GABAergic activity can be reversed with GABAA receptor modulation using benzodiazepines and other compounds that act at both synaptic and extrasynaptic GABAA receptors as well as NAS GABAA-PAMs that activate both synaptic and extrasynaptic GABAA receptors. In addition, extrasynaptic GABAA receptor activation using highly selective agonists like THIP/gaboxadol, has been demonstrated to reduce tremor in the same model. These data suggest that therapeutics that possess preferential extrasynaptic GABAA receptor activity, like NAS, may have greater efficacy in ET than molecules that primarily activate synaptic receptors (e.g., benzodiazepines).
Parkinson's Disease
PD is a debilitating neurodegenerative disorder with about one million diagnosed patients in the United States and about 10 million worldwide. Approximately 60,000 patients are diagnosed with PD each year in the United States alone.
PD is characterized by slow movement (bradykinesia), in combination with either rest tremor and/or rigidity. Symptoms progress over time in severity and eventually affect both sides of the body, often impairing ADLs such as dressing and eating. Non-motor symptoms, such as impaired smell, sleep disorders, gastrointestinal symptoms and psychiatric disorders like depression also play a pivotal role in the daily life of PD patients.
Degeneration of dopaminergic neurons in the mid-brain (specifically pars compacta of the substantia nigra, or SNc) results in loss of dopaminergic output. Thus, the cornerstone of treatment for PD has been dopaminergic replacement therapy. L-dopa, or levodopa, a formulation of replacement dopamine, is considered the standard treatment of PD. Levodopa has been shown to be highly effective in improving symptoms of bradykinesia and rigidity, but has a variable impact on tremor. Other common PD medications mainly reduce dopamine metabolism or are dopamine receptor agonists. As the neuronal degeneration progresses, higher and more frequent levodopa is required due to diminishing responses to dopaminergic medication and an inability to store excess dopamine.
While chronic dopaminergic therapy is effective, it can result in distressing side effects of motor fluctuations (wearing off) and levodopa-induced dyskinesias, impulse control disorders, and psychosis. These side effects are disabling and, at times, more severe and distressing than the PD symptoms themselves. Patients may also opt for a more invasive procedure to deliver continuous dopamine stimulation with levodopa-carbidopa enteral suspension to continuously control motor fluctuations and dyskinesias. Thus, symptom management using non-dopaminergic therapeutics that have a better safety and tolerability profile are needed. Adjunctive therapies that alleviate PD symptoms could also indirectly reduce the need for dose escalations of dopaminergic therapies and thus lower the risk of side effects.
Advanced therapies, such as DBS, can be very effective for treating for tremors and motor complications by modifying basal ganglia function downstream of the nigrostriatal pathway. Depending on the patient’s specific symptoms, DBS electrodes can be placed in either the globus pallidus interna, or gPi, nucleus ventralis intermedius, or VIM, of the thalamus, or the subthalamic nucleus, or STN, and may be affecting aberrant burst firing in these areas.
DBS is typically reserved for those patients who respond to dopaminergic therapy like levodopa but have residual symptons despite best medical management . Further, DBS carries significant risks associated with brain surgery, including intracerebral hemorrhage, infection, hemiparesis and cognitive decline. The prospect of neurosurgery in later years is often overwhelming or contraindicated (e.g., due to presence of cognitive impairment), and many patients are not treated with DBS. Thus, we believe there is a clinical need for a pharmacological therapy that could mimic the effects of DBS and modulate burst firing downstream of SNc.
Role of T-type calcium channels in PD
Animal models and human PD patient data from third-party studies demonstrate that degeneration of nigral dopaminergic neurons converts the subthalamic nucleus, or STN, from a tonic firing to an aberrant bursting phenotype. This bursting activity drove symptoms of bradykinesia and rigidity in animal models and excessive activation of T-type Ca2+ channels has been shown to underlie this phenotype. T-type Ca2+ channels are expressed widely throughout the brain, including in the STN. Eliminating this burst firing through blockade of T-type Ca2+ channels has been shown to improve motor function in a 6-hydroxydopamine (6-OHDA) rat model of PD. Thus, we believe an inhibitor of T-type Ca2+ channels could offer a non-surgical and non-dopaminergic treatment option to alleviate motor symptoms in PD.
PRAX-944 in Essential Tremor
We believe that our PRAX-944 program has several potential advantages in development for ET:
•Wide Therapeutic Window: We are currently studying PRAX-944 across a wide range of doses, ranging from 5mg to 120mg. Our goal is to find the appropriate dose(s) to meet the needs of different patients and help address a larger market by tailoring PRAX-944 to the key unmet need in ET as well as individual patient needs. Importantly, no MTD has been identified to date.
•Simple Daytime Dosing: We believe the ability to administer one-time daily dose is important for reducing the burden for ET patients that are treated chronically. These patients are typically older and with multiple comorbidities where simplicity is important when adding medications.
•Modified Release Formulation: We believe that PRAX-944 has the potential to provide a more attractive treatment option for ET patients due to its modified release, or MR, formulation, along with a wide potential therapeutic window that could allow for up-titration. We have observed that the MR formulation, which released approximately 80% of the drug product over seven hours in vitro, reduced the maximum plasma concentration and delayed the tmax without meaningfully impacting the overall AUC. We have also observed that this formulation resulted in improved tolerability relative to an immediate release, or IR, formulation and sustained targeted concentrations throughout the day.
PRAX-944 clinical development in ET
Phase 2b Essential1 Study in patients with ET
We are conducting the Essential1 Study to evaluate the safety and efficacy of titration to PRAX-944 20mg, 60mg or 100mg with the objective of identifying the dose for a registrational study. Participants in the Essential1 Study will be randomized to receive either 56 days of treatment with one of three PRAX-944 dose levels or placebo every morning. Fixed titration regimens will be used. The primary objective of this trial is to assess for the presence of a tolerability dose-response signal over 56 days of dosing in ET participants with moderate-to-severe tremor. A secondary objective is to identify a potential dose-response profile for PRAX-944 with respect to efficacy outcomes. This trial will also assess innovative approaches to objectively measure tremor in ET participants and will include a sub-study with a wearable device. Together, these data, if supportive, are expected to enable dose selection for subsequent Phase 3 trials. Topline data from this trial is expected to be reported in the second half of 2022.
Phase 2a trial in patients with ET
We are currently in the second of two cohorts of our Phase 2a POC open-label trial evaluating safety and efficacy in patients titrated up to 120mg per day. In the first cohort, Part A, participants received 20mg daily dosing of PRAX-944 for one week followed by 40mg daily dosing for the second week, taken in the morning. We have completed enrollment in an additional cohort, Part B, of ET patients dosing up to 120mg for up to 42 days.
We are measuring changes in tremor with different, complementary approaches including components of the Essential Tremor Rating Scale, or TETRAS, Performance Scale and accelerometry. We are using change from baseline in the rating of upper limb, or UL, items of the TETRAS as the primary efficacy outcome in this proof-of-concept trial because all ET patients suffer from UL tremor. As the UL items drive most of the score on the overall TETRAS and are more reliably rated than other items on the scale, we expect them to have the best signal to noise ratio. UL items have also been the basis of the most recent regulatory approval of neurosurgical treatments for severe ET. We have established rigorous procedures for training and for blinded scoring of efficacy, including using centralized video assessment as an exploratory endpoint, with randomization of the videos and masking to allow for rating concordance. We have also included the overall TETRAS performance scale, or TETRAS-PS, (both site and central video rating) and Kinesia ONE accelerometer (an objective measure of tremor), clinical global impression of severity and improvement, or CGI-S and CGI-I, respectively, and the patient global impression of change, or PGI-C, as secondary endpoints to assess consistency of response across different endpoints.
In this trial, we are enrolling participants with well-established ET, as defined by the Movement Disorders Society Task Force for Tremor as an isolated tremor syndrome of bilateral UL action tremor with at least three years’ duration. In Part A, tremor severity was evaluated before drug administration, after daily morning dosing of

PRAX-944 20mg for seven days (Day 7), following daily administration of PRAX-944 40mg for seven additional days (Day 14) and one week after administration of PRAX-944 has been stopped (Day 21). Data available from six participants who completed Part A of the trial and received PRAX-944 doses of 20mg followed by 40mg each for seven days is shown in Figure 10 below. Preliminary site (primary endpoint measure) and central video assessments of participants TETRAS-PS in this cohort showed generally stable tremor severity between screening and baseline visits. The primary endpoint change suggests dose dependent tremor reduction on the TETRAS-UL, and this change was consistent with the central video assessment. Importantly, five of the six participants remained on propranolol in this study, suggesting that PRAX-944 could also be developed as an adjunctive treatment. Similar patterns of improvement were also observed in the full TETRAS-PS, and Kinesia ONE accelerometry scores. The site and central ratings were strongly correlated on the TETRAS-UL and TETRAS-PS with r values of 0.8 and 0.83, respectively.
*As TETRAS PS items are rated on a logarithmic scale, the Weber-Fechner law was used to calculate the percent change in tremor amplitude according to the equation presented in Elble (2018).

Figure 10. Percent change from baseline in tremor amplitude as measured by site ratings of the TETRAS PS and Upper Limb subscale in Part A of the ET OL study (N=6).
In Part A, the dose levels were generally well-tolerated. No SAEs and no severe AEs were observed. The majority of AEs were mild, transient and resolved without intervention. Six out of seven participants completed dosing per protocol. One participant discontinued on Day 8 due to anxiety. This participant was also non-compliant with the protocol, stopping propranolol on Day 3 of dosing without consulting study staff. Due to this protocol deviation which would have impacted this participant’s TETRAS scores, this participant was included in the safety analysis but not in efficacy analysis. No clinically significant ECG or laboratory abnormalities were reported.
We are currently conducting Part B of the Phase 2a clinical trial, titrating up to 120mg in an open-label fashion for 42 days following by a randomized, double-blind, placebo-controlled withdrawal phase, where participants will either be maintained on their final open-label dose or switched to placebo. The goals of the randomized withdrawal are to obtain blinded evidence of any potential effect from the open-label titration and to assess for durability of any such effect. In addition, the TETRAS activities of daily living sub-scale was added to the efficacy endpoints. In December 2021, preliminary data from twelve participants in Part B were presented. Figure 11 shows preliminary open-label data from nine evaluable subjects in Part B demonstrating favorable trends in tremor reduction in doses up to 120mg/day as of December 10, 2021, as measured by percent change from baseline in UL tremor amplitude measured with the TETRAS scale.

Figure 11. Individual participant percent change from baseline in UL tremor amplitude in Part A (left panel) and the open-label component of Part B (right panel).
Moreover, participants in Part B who had a reduction in their UL tremor as of December 10, 2021 were generally noted to have improvements on the TETRAS activities of daily living subscale (Figure 12). Participants with more severe tremor at baseline generally showed greater improvement in both tremor and ADLs with PRAX-944 treatment, which was consistent with the floor effects seen in the TETRAS scale and challenges with visual estimation of tremor.
Figure 12. Individual participant percent change from baseline in UL tremor amplitude (upper panel) and activities of daily living subscale (lower panel) in the open-label component of Part B.
PRAX-944 was generally well-tolerated with no SAEs and no physical exam, laboratory, ECG or CSSRS abnormalities as of December 10, 2021. In Part B, one participant discontinued at 20mg due to an AE, one participant withdrew after Day 21 assessment at 40mg due to an AE, and two participants at the same site discontinued at 20mg but had protocol violations related to eligibility. Additionally, in Part B, there were four AEs leading to dose down-titration. TEAEs leading to dose down-titration or discontinuation were mild-moderate. Participants not tolerating dose escalation have been able return to a lower dose level and continue the study.

Phase 1 trials in healthy volunteers using MR formulation
We conducted a Phase 1 multiple dose trial of the MR formulation of PRAX-944 in England. Doses of 20mg and 40mg were generally well-tolerated over 8 days. AEs were transient and occurred at a rate similar to placebo. The most common TEAEs were somnolence, headache, dizziness, fatigue, hot flashes, and nausea. We also observed ECG application site rash, EEG application site skin reaction, blurred vision, thermal burn (accidental), euphoric mood, vomiting, and dry throat. All TEAEs were mild to moderate.
A single dose of 60mg was not tolerated in the single dose trial due to reports of nausea in five of six subjects and vomiting in three of six subjects. In the multiple dose 20mg and 40mg groups, three subjects reported nausea with one subject also reporting vomiting; these events were mild in severity and resolved on Day 1 of dosing. No subjects reported nausea or vomiting after Day 1 of dosing. While a single dose of 60mg was not well-tolerated, the average peak drug levels (138ng/mL) observed in the 40mg group after eight days of treatment were greater than those seen with the single 60mg dose (130ng/mL) on Day 1 (Figure 13). Improved tolerability observed at higher concentrations following repeated dosing suggests that titration to higher doses might be a viable strategy to further improve the tolerability profile.

Figure 13. Sustained exposures were observed for the MR formulation of PRAX-944.
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
In our preclinical studies, dosing of normal rats with PRAX-944 led to robust and dose-dependent changes in EEG activity. Because similarly robust sigma frequency band changes after dosing with PRAX-944 were observed during NREM sleep in rats and humans, our hypothesis is that the inhibition of this EEG signal can be used as a pharmacodynamic biomarker. Because the doses at which EEG changes observed in rats were similar to those that demonstrated activity in a preclinical model of essential tremor, or the harmaline model, we believe that this EEG biomarker can be used to estimate the dose of PRAX-944 that we believe will be most likely to produce a therapeutic effect in patients with ET.
In our Phase 1 trial, 20mg and 40mg doses of PRAX-944 administered to healthy volunteers produced changes in the qEEG recordings of the sigma frequency band during NREM sleep consistent with those observed in rats (Figure 14). These results suggested that PRAX-944 reached target levels in the brain needed to inhibit T-type calcium channels. Based on the overlap of these EEG changes with drug levels showing activity in the preclinical harmaline model, we believe that 20mg and 40mg doses of PRAX-944, which were generally well-tolerated in healthy volunteers without titration, have the potential to reduce tremor in patients with ET.

Figure 14. Exposures of PRAX-944 that decreased sigma band activity were generally well-tolerated in healthy volunteers and were associated with harmaline tremor reduction.
Titration trial in healthy volunteers
Considering that improved tolerability is the key unmet need in ET and that existing data suggest that titration is a viable strategy to improve PRAX-944’s tolerability, we explored titration in a two-part healthy volunteer study. In Part A, a 5mg PRAX-944 tablet was assessed for low-dose pharmacodynamic effects in an open-label titration paradigm from 5mg up to 20mg daily. In Part B, PRAX-944 was titrated from 20mg up to 120mg daily, to assess the safety, tolerability and pharmacodynamic activity of higher doses. Participants were randomized to PRAX-944 or placebo in a 3:1 ratio, starting at 20mg daily in the morning and titrated at 20mg increments up to 120mg daily with up to one week in between each dose increment to achieve steady-state plasma concentrations and for the collection of safety data. The total dosing duration was 31 days.
The safety data demonstrated that with titration, PRAX-944 was generally well-tolerated up to 120mg daily. There were no SAEs and no severe AEs. The majority of AEs were mild, transient and resolved without intervention (Figure 15). There were no treatment-related ECG or EEG abnormalities. Safety laboratory values were generally within normal limits and there were no dose dependent excursions from the normal range. One of 12 participants randomized to PRAX-944 discontinued due to a TEAE. This participant dropped out after one dose (20mg) due to symptoms the participant described as similar to a prior panic attack (not reported at screening). Vital signs, physical examination, clinical laboratory tests, and ECG parameters were all within normal limits for this participant. The symptoms self-resolved.
Importantly, no MTD was identified. Analyses showed pharmacodynamic changes consistent with those seen in the previous Phase 1 trial described above, and showed similar changes in sigma EEG power during NREM sleep across the dose range up to 120mg/day (Figure 16).

Figure 15. TEAEs Occurring in at least two participants in a dose group or overall.

Figure 16. Dose and concentration dependent pharmacodynamic effects on sigma band (11-15 HZ) EEG power in the PRAX-944-105 study.
Phase 1 study to explore shorter titration schemes
We completed a single-center, multi-part, Phase 1, randomized, double-blind, placebo-controlled clinical trial in which we assessed the safety, tolerability, and PK of a more rapid PRAX-944 titration scheme up to 120mg in healthy male and female participants aged 18 to 54 years (Part A) and 55 to 75 years (Part B). We observed no new safety signals and PK results were consistent with what we previously reported.

Preclinical support for advancing PRAX-944
In preclinical studies, PRAX-944 inhibited all three human T-type calcium channel isoforms, CaV3.1, CaV3.2 and CaV3.3, and has demonstrated high selectivity against L and N-type calcium channels, or CaV1.2 and CaV2.2, respectively, and other key ion channels important for normal physiology, such as the cardiac potassium channel human Ether-à-go-go-Related Gene, or hERG, and the voltage gated sodium channel NaV1.5. Robust selectivity and potency have been demonstrated across both exogenously expressed recombinant channels in a human cell line and naïve channels in isolated dorsal root ganglion, or DRG, neurons from rats using electrophysiological techniques.
Consistent with the gatekeeper role of T-type calcium channels in neuronal firing patterns, a gain of function mutation of the T-type calcium channel CaV3.2 leads to pathological burst firing in thalamic neurons in a rat model known as the GAERS model. Administration of PRAX-944 resulted in complete suppression of the pathological burst-firing in thalamic neurons derived from the GAERS model.
We evaluated the therapeutic potential of PRAX-944 to treat ET using the harmaline-induced tremor model in rats. Administration of harmaline triggers ET-like tremors in experimental animals as well as pathological burst firing throughout the CTC circuit. We observed a large and dose-dependent decrease of harmaline-induced tremor in rats treated with PRAX-944 as compared to vehicle-treated animals, when measured as percent increase of tremor from pre-harmaline baseline. We believe this result served to both support the potential of PRAX-944 in ET and provide independent evidence of the potential role of T-type calcium channels in tremor reduction.
EEG as a pharmacodynamic biomarker for dose selection
PRAX-944 robustly and dose-dependently decreased EEG power in the sigma frequency band during NREM sleep in rats. We believe the effect of PRAX-944 on the EEG observed in rats when dosed with PRAX-944 suggests its potential to mediate the blockade of T-type calcium channels in the thalamocortical circuit, and further suggesting that this result may provide a pharmacodynamic biomarker for PRAX-944. Because the doses at which the EEG changes were observed were similar to those that led to tremor reduction in the harmaline model, we believe that this potential biomarker could be used to estimate a dose that could be effective in treating ET.
EPILEPSY
Epilepsy is a common neurological disorder that affects all age groups, can lead to significant disability and social impact to the patient, family and caregivers, and is characterized by brain excitation-inhibition, or E/I, imbalance. Hyperexcitability can lead to abnormal synchronization of neurons and neuronal circuits, which is the electrical basis of a seizure. It is estimated that over 70 million people are living with epilepsy globally and a significant number of them are refractory to current pharmacotherapy. In the United States, the number of people living with epilepsy is estimated to be approximately three million, of which approximately 30% are characterized as refractory to treatment despite the availability of over 20 antiseizure medications.
The mechanisms of action for most of the currently available epilepsy treatments are poorly understood. Nevertheless, fundamentals of brain electrophysiology and mechanisms dictating seizure genesis are conserved across species and, consequently, animal models of seizures and epilepsy enable a clinically predictive and therefore efficient drug development path in this therapeutic area. Moreover, the existence of rapid POC clinical designs and established regulatory pathways for epilepsy drug approvals, together with the significant unmet need, make the epilepsy market attractive.
Recent investigations have led to the identification of over 500 genes that are causal or present risk factors for different forms of epilepsy. We believe this understanding unlocks opportunities for disease mechanism-targeted drug discovery that can more precisely meet the needs of people with epilepsy by addressing such fundamental mechanisms. We have utilized this approach to identify genes that are well-positioned to impact not only rare epilepsies but also the more common forms of epilepsy, as well as other CNS conditions. Our pipeline is being developed in recognition that through better understanding of validated targets, we may be able to maximize the impact our product candidates have on people with epilepsy, mood disorders, movement disorders and potentially other excitability disorders. Discovery and development for rare epilepsies is therefore a key driver and catalyst for optimization of our pipeline and meeting the needs of the broader CNS patient populations we seek to serve.
Underpinning this approach is continual assessment and evaluation of computational, discovery, development, formulation and delivery technologies that can further optimize the speed and quality of the delivery of our pipelines. Whether through in-house developments or via key strategic collaborations, we will explore ways to enhance successful delivery of new products to market and do so time and time again.

A subset of epilepsy, DEEs, are rare neurologic diseases characterized by early onset (< 2 years of age), frequent seizures, abnormal epileptiform electroencephalographic activity, developmental impairment and resistance to available antiepileptic drugs. Furthermore, DEEs are associated with a high mortality rate and comorbidities such as developmental delay in addition to behavioral disorders, movement disorders, pain and sensory dysfunction and sleep disruptions. The understanding of the etiology of DEEs has been revolutionized by recent whole-exome sequencing initiatives that showed over 60 genetic causes of epilepsy. An underlying pathologic feature of many DEEs is the dysregulated neuronal activity leading to hyperexcitability, seizures and associated comorbidities. This phenomenon is observed in many pediatric DEEs with an identified genetic cause, such as SCN8A, SCN2A, KCNT1, KCNQ2, KCNQ1, STXBP1 and SYNGAP1, as well as epilepsies in which a genetic cause remains unclear, such as Lennox Gastaut Syndrome, or Doose Syndrome. Up to 40% of DEEs are caused by single gene mutations, enabling precision medicine approaches. Given the overlapping biology, phenotypic presentation and clinical execution considerations, we believe that developing a portfolio of drugs to treat DEEs will create a distinct body of knowledge and operational synergies across our rare disease portfolio, positioning us as a leader in developing meaningful therapies for this group of patients with devastating unmet clinical needs.
Within our Epilepsy franchise, we expect to initiate a Phase 2 study with our third clinical-stage candidate, PRAX-562, in patients with rare pediatric DEEs in the second quarter of 2022. Our lead product candidate to treat epilepsy is PRAX-222, an ASO designed to lower the expression levels of the protein encoded by the gene SCN2A in patients with GOF mutations in SCN2A, the underlying cause of SCN2A-GOF DEE. PRAX-222 has completed IND-enabling toxicology studies, and we expect to initiate a seamless study in the second quarter of 2022. In January 2022, we exercised our option to in-license PRAX-222 from Ionis Pharmaceuticals, Inc., or Ionis.
We intend to develop PRAX-628, a small molecule with unique NaV channel binding kinetics that favor inhibition of pathological neuronal activity underlying aberrant brain function, such as that seen in our initial indication of focal onset seizures. We anticipate use in other common forms of epilepsy and CNS excitability disorders more generally. PRAX-628 is currently in IND-enabling toxicology studies.
We have also entered into a research collaboration with The Florey Institute of Neuroscience and Mental Health to develop three novel ASO therapies for the treatment of patients with SCN2A loss-of-function, or LOF, mutations and two additional rare epilepsy targets, SYNGAP1 and PCDH19. We believe this collaboration positions us at the forefront in rare epilepsy drug development with six distinct programs for the treatment of six different rare epilepsies.
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
PRAX-562 is a preferential, persistent sodium current blocker that is designed to reduce pathological neuronal hyperexcitability and to provide an improved tolerability profile. PRAX-562 is in development for the treatment of a broad range of rare, devastating CNS disorders, such as severe pediatric epilepsies and adult cephalgias. We are pursuing proof of concept clinical data in a subset of rare cephalgias, initially Short-lasting Unilateral Neuralgiform headache attacks with Conjunctival injection and Tearing, or SUNCT, Short-lasting Unilateral Neuralgiform headache with Autonomic symptoms, or SUNA, and Trigeminal Neuralgia, or TN.
We completed a Phase 1 trial of PRAX-562 in Australia to evaluate the safety, tolerability, PK and effects on an exploratory EEG biomarker in up to 129 adult healthy volunteers. We completed the dosing and safety follow-up period for the single ascending dose and multiple ascending dose cohorts up to 150mg and 120mg, respectively. PRAX-562 was well-tolerated, with no clinically significant safety findings. In this study, we used auditory steady state response, or ASSR, as an exploratory EEG biomarker to determine the doses required to achieve pharmacological blockade of persistent sodium current, which we believe is a potential indicator of efficacy in patients. Dose-related changes were observed in the ASSR biomarker with a reduction of greater than 50% in Phase Locking Factor, or PLF, after 14 days of daily dosing of PRAX-562 (120mg), as compared to baseline. These data suggest that PRAX-562 appeared to be achieving brain exposures needed to modulate cortical E/I balance.
Based on the observed signal in the ASSR biomarker in the Phase 1 trial, we have started dosing patients in the United States in a Phase 1, placebo-controlled, two-cohort study to further evaluate the observed ASSR signal and to evaluate 28-day dosing. We expect to report topline data in the second quarter of 2022. The study is designed to evaluate ASSR as a potential biomarker for the PRAX-562 program to further support selection of doses to evaluate in Phase 2 studies. The clinical development plan for PRAX-562 encompasses exploring the broad potential for the mechanism of action in rare diseases through conducting proof-of-concept clinical trials in rare adult cephalgias, then expanding its development into a range of rare pediatric DEEs.
The FDA granted both orphan drug and rare pediatric disease designations for PRAX-562 for the treatment of SCN2A and SCN8A developmental and epileptic encephalopathies, or SCN2A-DEE and SCN8A-DEE, respectively, and the EMA Committee for Orphan Medicinal Products granted orphan drug designation for PRAX-562 for the treatment of SCN2A-DEE and SCN8A-DEE.
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
_______________________________
CNS: Central Nervous System, PNS: Peripheral Nervous System
Table 17. Sodium Channel Isoforms and tissue distribution.
VGSCs undergo a structural change that alter their ability to conduct sodium ions (Table 17) and are triggered to open upon excitation, or depolarization, of the cell membrane allowing sodium ions to enter the neuron. Sodium influx further excites, or depolarizes, the neuron, leading to the opening of even more sodium channels. This series of events can lead to a large peak sodium current underlying the initiation and propagation of neuronal action potentials, or APs, the primary means by which neurons propagate information in the nervous system. To prevent overexcitation of neurons, or hyperexcitability in the form of excessive high frequency AP firing, the majority of sodium channels only open very briefly after activation (1-2ms), followed by a refractory period of inactivation or non-responsiveness.
However, at membrane potentials below the AP firing threshold, a small subset of sodium channels can remain open for hundreds of milliseconds, carrying the so-called persistent sodium current. Persistent sodium current is present under physiologic conditions where it modulates excitability of neurons and can be significantly increased in pathologic states (Figure 18).

Figure 18. Impact of a pathological mutation on sodium channels.
There are currently more than 15 sodium channel blockers in the market commonly used to treat diseases such as epilepsy, bipolar disorder and pain. While standard of care sodium channel blockers, such as carbamazepine, lamotrigine and phenytoin, inhibit persistent sodium current, they likely also block peak sodium current at therapeutic concentrations, which can cause significant AEs such as ataxia, drowsiness and dizziness, and therefore have a very narrow Therapeutic Index, or TI.
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
PRAX-562 preclinical data
PRAX-562 preclinical studies were designed to test our belief that the block of persistent sodium current is sufficient to demonstrate robust activity in animal models of hyperexcitation and that the selective block of persistent sodium current over physiological peak current could lead to an improved TI.
Selective inhibition of persistent sodium channels
PRAX-562 showed potent inhibition of persistent sodium current as measured in cell-based assays, in which sodium channel isoforms were heterologously expressed and channel activity was measured via patch clamp electrophysiology. Using electrophysiological voltage protocols, the effect of compounds on a specific channel state (e.g., peak current vs persistent current) can be measured. When compared to other approved sodium channel inhibitors for various neurological indications, PRAX-562 showed hundreds of times greater potency in inhibiting persistent sodium current. PRAX-562 had an IC50 of 141 nM compared to SOC sodium channel blockers lamotrigine and carbamazepine which had an IC50 of 78,530 nM and 77,520 nM, respectively – a potency difference of over 500-fold. PRAX-562 also potently inhibited persistent INa expressed by the SCN8A-DEE mutant hNaV1.6-N1768D (IC50 75 nM). PRAX-562 was ~60 fold selective for inhibiting persistent current over peak current.
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

Figure 19. PRAX-562 reduced neuronal hyperexcitability (AP frequency) without impairing normal function (minimal effect on AP amplitude). In contrast, carbamazepine significantly reduced the AP amplitude suggesting impairment of normal function.

Preclinical in vivo pharmacological activity, tolerability and EEG pharmacodynamic biomarker
We investigated the preclinical activity of PRAX-562 in the maximal electroshock model of epilepsy, or MES model, that has shown good predictive validity for clinical anti-convulsant activity, and compared it to the effects of SOC sodium channel blockers carbamazepine and lamotrigine. To determine how well PRAX-562 was tolerated in this study, we compared its effects on spontaneous locomotor activity, or sLMA, to the effects of carbamazepine and lamotrigine.
PRAX-562 was able to block seizures completely in mice at a dose that did not impair locomotor function (10mg/kg). In contrast, carbamazepine and lamotrigine only achieved full block of seizures in this model at doses that also showed impairment of locomotion. PRAX-562 at a dose of 2mg/kg (concentration in brain of 116ng/g and plasma of 90.1ng/mL), inhibited the epilepsy response to half of its maximum value, or ED50. Inhibition of sLMA required an estimated dose of 44mg/kg (concentration in brain of 1,899ng/g and plasma of 1,553ng/mL), to obtain 50 percent inhibition, or TD50.

Figure 20. Doses of PRAX-562 resulting in potent anticonvulsant activity were associated with minimal effects on general locomotor activity.
We calculated the TI of each molecule as the preclinical tolerability/pharmacological activity ratio. This ratio is calculated by dividing the plasma and brain concentrations at the dose that reduces locomotion by 50% by the concentrations that reduce seizures by 50%. We found that PRAX-562 had a significantly improved TI of ~16 fold (based on brain concentrations) and ~17 fold (based on plasma concentrations) compared to the currently prescribed sodium channel blockers carbamazepine and lamotrigine, which had a much lower protective index of three to six-fold. Notably, standard sodium channel blockers, such as carbamazepine and phenytoin, show severe toxicity in humans at exposures that are only about 1.5 to 3 times the target therapeutic exposures, underscoring the need for modulators of sodium channels with an improved tolerability.
The ASSR is a non-invasive EEG measure of E/I balance in the brain. This response is elicited with short lasting (2sec) auditory stimuli that lead to brain activity changes that are measured as a 40Hz EEG signature and depend on network activity between excitatory and inhibitory cortical neurons. We believe that persistent current block has the potential to lead to reduced excitability of the network and will be measurable with this endpoint.
Consistent with this hypothesis, dosing normal mice with PRAX-562 led to a dose-dependent decrease in the ASSR amplitude (40Hz power). This decrease was greater at doses that showed robust anticonvulsant activity in the maximal electroshock model.

Figure 21. PRAX-562 dose-dependently reduced the 40Hz EEG power of the auditory steady state response in mice.
Together, our data suggest that PRAX-562 selectively affected hyperexcitable states without affecting normal neuronal function, which led to the robust preclinical reduction of seizures and improved tolerability in animal models. As shown below, exposures of PRAX-562 that led to biomarker change (ASSR amplitude reduction shown in top row) also demonstrated robust anticonvulsant activity (shown in middle row). Moreover, PRAX-562 has shown a ~16.4 fold protective index based on the spontaneous locomotor activity (shown in bottom row). In the figure below, the lower bound of the preclinical pharmacological activity range, EEG and tolerability bars is determined by the brain EC50 (preclinical seizure and ASSR assays) or TC50 (tolerability assay) in a given assay and the upper bound represents the mean brain concentration at the highest dose tested in a given assay.

Mouse translational biomarker model
ASSR
Mouse epilepsy model
MES
Mouse sedation model
sLMA
No Effect
Reduction of Seizures
EEG (Translation)
Sedation
16.4-fold separation
0
500
1000
1500
2000
PRAX-562 Brain Concentration (ng/g)

Figure 22. Summary of PRAX-562 preclinical data.
We believe that the preclinical results for PRAX-562 may support clinical development across several indications caused by underlying hyperexcitability where standard sodium channel blockers have shown efficacy, albeit with limited tolerability, such as rare pediatric epilepsies and cephalgias like SUNCT/SUNA and TN.
Preclinical in vivo pharmacological evaluation in mouse models of SCN2A and SCN8A Gain-of-Function Epilepsy

PRAX-562 also blocked seizures in two independent transgenic mice strains expressing mutant NaV gene alleles which cause human seizure disorders and encode NaV channels with gain-of-function increases in persistent INa. Transgenic mice heterozygous for Scn8aD/+ (encoding NaV1.6-N1768D) exhibit symptoms observed in the human disease, including spontaneous seizures, audiogenic seizures, and sudden unexpected death. PRAX-562 resulted in dose-dependent inhibition of audiogenic seizures with an ED50 of 3.7 mg/kg (concentration in brain of 120 ng/g and plasma of 114 ng/mL). The Scn2aQ54 mouse line is a model of NaV1.2 gain-of-function where an engineered mutation (GAL879-881QQQ) results in increased persistent INa. Similar to patients, Scn2aQ54 mice exhibit spontaneous early life seizures and premature death. PRAX-562 resulted in dose-dependent reduction of spontaneous seizure frequency in the Scn2aQ54 mice with an ED50 of 0.73 mg/kg (concentration in brain of 51.0 ng/g and plasma of 17.8 ng/mL). These preclinical studies demonstrate a dose-dependent and complete prevention of seizures in two independent mouse models NaV gain-of-function DEE.
Figure 23. PRAX-562 protected against audiogenic seizures
in Scn8a-N1768D (D/+) GOF Mice

Figure 24. PRAX-562 protected against spontaneous seizures
in Scn2aQ54 GOF Mice
PRAX-222
PRAX-222 is an ASO for patients with SCN2A GOF epilepsy. The PRAX-222 program is ongoing under a three-way collaboration with Ionis and RogCon Inc., or RogCon. Under the terms of the collaboration agreement, Ionis was responsible for preclinical and IND-enabling toxicology studies and we are responsible for clinical development and commercialization. PRAX-222 has completed IND-enabling toxicology studies, and we expect to initiate a seamless study in SCN2A GOF patients in the second quarter of 2022. In January 2022, we exercised our option to in-license PRAX-222 from Ionis. The FDA has granted both rare pediatric disease and orphan drug designations for PRAX-222 for the treatment of SCN2A-DEE, and the EMA Committee for Orphan Medicinal Products has granted orphan drug designation for PRAX-222 for the treatment of SCN2A-DEE.
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
The PRAX-222 program is designed to directly target the cause of SCN2A disease by down-regulating NaV1.2 expression, an effect that has demonstrated disease-modifying activity in animal models of SCN2A epileptic encephalopathy. In transgenic mice carrying a human SCN2A GOF mutation, we observed a significant, dose-dependent reduction in seizures and increased survival of mice treated with a mouse ASO that is designed to down-regulate SCN2A. The survival benefit from the ASO was maintained with repeat dosing. We also observed survival benefits following administration of a mouse ASO to a group of mice after onset of disease and around the time of onset of mortality. This observation suggests that candidate ASOs of the PRAX-222 program may have the potential to provide clinical benefits for children after disease onset. The ASO-treated disease model animals demonstrated similar behavior and locomotor activity as wild type animals, suggesting SCN2A knockdown was generally well-tolerated and that the potential benefits could extend beyond seizure control alone.

Figure 25. An SCN2A ASO increased survival in a SCN2A gain-of-function mouse model.
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

Figure 26. A KCNT1 inhibitor eliminated the occurrence of seizures in a KCNT1 transgenic mouse model and suppressed interictal spikes (or abnormal electrographic discharges observed between seizures) as detected by EEG
Development options based on ongoing preclinical work are under assessment and we expect to provide an update in the first half of 2022.
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
•Sodium channel blocker or similar programs in development for DEEs, including those of SK-Pharma, Xenon Pharmaceuticals, Neurocrine Biosciences and Stoke Therapeutics, as well as other programs in clinical development targeting other mechanisms of action and approved therapies including other existing ion channel blockers.
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

INTELLECTUAL PROPERTY
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We may also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of neuroscience that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions, where available.
Patent expiration dates noted in the following paragraphs refer to statutory expiration dates and do not take into account any potential patent term adjustment or extension that may be available. Depending upon the timing, duration and specifics of FDA approval of our drug product candidates, some of our U.S. patents may be eligible for limited patent term extension. These patent term extensions permit a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the drug product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a New Drug Application, or NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, or the USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration
GABAA receptor positive allosteric modulators
We own twelve patent families directed to GABAA receptor positive allosteric modulators. Several patent families disclose and claim salts and polymorphs of PRAX-114, including the current clinical candidate salt. Two patents are granted in the United States (U.S. 10,562,930 and U.S. 10,927,141), and patent applications are pending in other potentially commercially relevant jurisdictions, which expire in 2039. Other patent families are directed to alternative salt forms of PRAX-114 and deuterated forms of PRAX-114, which expire in 2041. Other patent applications cover formulations and processes for making related to PRAX-114, which expire in 2043. Several patent applications covers various methods of use, including treatment of major depressive disorder (the current lead clinical indication,) with PRAX-114, which expire in 2039. Other patent applications are directed to methods of treating various perimenopausal symptoms with PRAX-114 (which expire in 2040); methods of treating mood disorders (including depression) with combinations of GABA-PAMs (including PRAX-114) with NMDA antagonists, NMDA Negative Allosteric Modulators or NMDA partial agonists (which expire in 2040); methods of treating adjustment disorder with PRAX-114 (which expire in 2041); and methods of treating motor disorders (including essential tremor) and musculoskeletal conditions with PRAX-114 (which expire in 2042).
T-type Calcium channel blockers
We own six patent families directed to T-type Calcium channel blockers. One patent family discloses and claims compositions of matter of certain T-type calcium channel modulators, including PRAX-944. This patent family has issued in many major pharmaceutical markets and is pending in others, and expires in 2029. A second family is directed to methods of use of certain T-type calcium channel modulators, including PRAX-944, in treating disease such as epilepsy. This patent family is pending in the United States and expires in 2037. A third patent family is directed to certain pharmaceutical formulations of PRAX-944 and methods of use in treating disorders such as essential tremor. This patent family is pending in multiple jurisdictions of potential commercial interest, and expires in 2029. A fourth family is directed to titration methods of using PRAX-944, and expires in 2041 A fifth patent family is directed to certain analog compounds of PRAX-944, and expires in 2041. The sixth patent family is directed to the adjunctive use of a beta blocker and/or certain anticonvulsants with PRAX-944 and expires in 2043.
Persistent sodium current blockers
We own fifteen patent families directed to persistent sodium current blockers, including a patent family that relates to PRAX-562 and PRAX-1451, two additional patent families that relate to PRAX-562 program, and the remaining patent families related to other persistent sodium current blockers. One patent family discloses and claims certain persistent sodium current blockers, including PRAX-562 and PRAX-1451, and methods of use in treating diseases such as epilepsy (including pediatric epilepsy), as well as migraine and pain. In this patent family, PRAX-562 is covered by a patent that has granted in the United States (U.S. 11,014,931), and patent applications pending in other potentially commercially relevant jurisdictions, which expire in 2039. A second family discloses other persistent sodium current blockers and generically claims PRAX-562, as well as methods of treating diseases such as pediatric epilepsy. This patent family is pending in multiple jurisdictions, and expires in 2037. A third family is directed to pharmaceutical formulations of PRAX-562, methods of use in treating diseases such as pediatric epilepsy, cephalgia, SUNCT and SUNA, and methods of making PRAX-562, and expires in 2040. The remaining patent families are directed to other persistent sodium current blockers of various core structures and methods of use in treating diseases such as pediatric epilepsy, expiring between 2037 and 2040.
SCN2A downregulation
We have exclusively in-licensed three patent families directed to our SCN2A program. Two of these patent families are owned by RogCon, and disclose and claim certain antisense oligonucleotides targeting SCN2A and methods of use in treating diseases such as epilepsy, including epilepsy having certain SCN2A mutations. One patent family is pending in the United States, and expires in 2038. A second patent family is directed to methods of treating SCN1A encephalopathy using antisense oligonucleotides targeting SCN2A, and expires in 2039.
The other in-licensed patent family is owned by Ionis, and is directed to compositions of matter of PRAX-222. It includes pending PCT and Taiwanese applications that expire in 2041.
We own two patent families directed to our PRAX-222 program. The first has claims directed to a method of treating SCN2A gain of function neurological diseases using certain antisense oligonucelotides. This patent family is pending in the United States, and expires in 2041. The second is directed to methods of treating SCN2A-related disorders using SCN2A inhibitors and expires in 2043.
KCNT1 blockers
We own eleven patent families directed to KCNT1 blockers including ten families related to our KCNT1 program and one family related to antisense oligonucleotides. Ten patent families disclose and claim small molecule KCNT1 blockers and methods of use in treating diseases such as epilepsy, including epilepsy having certain KCNT1 mutations, and expire between 2040 and 2042. One patent family is directed to certain antisense oligonucleotides and methods of use in treating diseases such as epilepsy, including epilepsy having certain KCNT1 mutations, and expires in 2039.
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
Subsequent to September 11, 2019, we will reimburse RogCon for its out-of-pocket costs incurred for activities performed under the RogCon Agreement. We expense these costs as incurred as research and development. We expensed $0.1 million and $0.2 million related to the reimbursement of RogCon’s out-of-pocket costs in the years ended December 31, 2021 and 2020, respectively.
Additionally, RogCon has agreed to certain defined exclusivity obligations. The RogCon Agreement, unless earlier terminated, will continue until the latest of: (i) the expiration of all patent rights within RogCon patents, (ii) we certify we have abandoned the research, development and commercialization of product with no intention to re-

establish such activities and (iii) no third party is obligated to pay any amounts that comprise net sublicense revenue. Either party may terminate the RogCon Agreement for material breach or insolvency of the other party. Additionally, we may terminate for convenience with prior written notice to RogCon. Upon termination by either party, all rights and licenses granted by RogCon to us will revert back to RogCon.
Ionis Collaboration Agreement
In September 2019, we and Ionis entered into the Ionis Agreement to discover and develop antisense oligonucleotides to treat forms of epilepsy caused by mutations of the SCN2A gene. Pursuant to the Ionis Agreement, we and Ionis each conducted certain research activities and Ionis was responsible for identifying a development candidate and conducting an IND-enabling toxicology study. The design of the IND-enabling toxicology study was prepared and mutually agreed to by us and Ionis. We are obligated to reimburse any out-of-pocket costs incurred by Ionis related to research activities, identification of a development candidate and conducting IND-enabling studies. Ionis granted us an exclusive option to obtain the rights and license to further develop and commercialize a development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the IND-enabling toxicology study. We exercised this exclusive option in January 2022 and paid a $2.0 million license fee. Ionis is eligible to receive certain contingent payments from us relating to development and other milestones, interest payments, royalties as a percentage of net product sales worldwide in the low-20s and any potential sublicense fees calculated as a percentage of sublicense revenue using a rate in the low-to-mid double digits.
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
The Ionis Agreement will continue in full force and effect until the expiration of all payment obligations to Ionis, unless terminated earlier by either party. Either party may terminate the agreement upon material breach or insolvency of the other party. Praxis is able to terminate the Ionis Agreement for convenience with prior written notice. Ionis may terminate if we fail to achieve certain performance milestones. Upon termination by us for convenience, we will stop selling all products, subject to certain wind-down provisions and all products will revert back to Ionis.
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
For clinical supply, we rely on CDMOs to manufacture drug substance and drug product in accordance with the FDA’s current Good Manufacturing Practices, or cGMP. We expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product and currently expect to continue to do so for commercial supplies of our product candidates, if approved. We use additional contract manufacturers to fill, label, package, store and distribute our investigational drug products and currently expect to continue to do so for commercial supplies of our product candidates, if approved. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application, or NDA, to the FDA for any product candidates that complete clinical development.
GOVERNMENT REGULATION
The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of prescription drugs, such as those we are developing. These agencies regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of drug products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
U.S. regulation of drug products
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
•submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each intended use;
•preparation and submission to the FDA of an NDA;
•a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of potential FDA audits of clinical trial sites to assess compliance with GCPs and the integrity of the clinical data; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
Preclinical studies
Before testing any product candidate in humans, the product candidate must undergo preclinical testing. Preclinical studies generally include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess potential toxicity, which support subsequent clinical testing. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Additionally, the FDA will review any data from clinical trials conducted outside the United States when determining whether to allow an IND to proceed in the United States. Specifically, the FDA’s acceptance of data from trials conducted outside of the United States is subject to certain conditions, including that the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCPs; the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful; and that the trials are conducted in compliance with all applicable U.S. laws and regulations. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.
Clinical trials
Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study, and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. Specifically, information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website. Information related to the product candidate, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial.
Human clinical trials are typically conducted in three phases, which may overlap or be combined. In Phase 1, the product candidate is introduced into healthy human subjects or patients with the target disease or condition to test for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early evaluation of effectiveness. In Phase 2, the product candidate is administered to a limited patient population with a specified disease or condition to evaluate possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for the specified disease or condition, and to determine dosage tolerance and optimal dosage. In Phase 3, the product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate, and to provide adequate information for the labeling of the product candidate.
In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition or requirement of approval of an NDA.
Progress reports summarizing the results of clinical trials and nonclinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators if serious and unexpected suspected adverse events occur, findings from other studies of the same or similar drug or from animal or in vitro testing suggest a significant risk, or there is an increased incidence of a serious suspected adverse reaction compared to that in the protocol or investigator brochure. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution for a variety of reasons, including if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.
Marketing application submission and FDA review and approval
Assuming successful completion of the required clinical testing, the results of preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The submission of an NDA is subject to a substantial application user fee, unless a waiver or exemption applies.
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be withdrawn and resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once an application is accepted for filing, the FDA has a goal of ten months from the date of “filing” to complete a standard review of an NDA for a drug that is a new molecular entity, and six months from the filing date to complete a priority review. The FDA does not always meet its goal dates, and the review process can be extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries. This FDA review process typically takes 12 months from the date the NDA is submitted to FDA (for a standard review) or eight months (for a priority review) inclusive of the 60 days to make a “filing” decision after the application is submitted. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.
The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facilities in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Before approving an NDA, the FDA typically will inspect the facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites and/or the study sponsor to assure compliance with GCP requirements.
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
The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without a REMS, if required.
In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities, sponsor, and clinical trial sites, the FDA may issue either an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the drug with specific prescribing information and for specific indications. A CRL will describe all of the deficiencies in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. If a CRL is issued, the applicant may choose to either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess safety, require testing and surveillance programs to monitor the product, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Orphan drug designation and exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same disease or condition for seven years. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or to provide a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan product designation, however, does not convey any advantage in or shorten the duration of the regulatory review and approval process.
Rare pediatric disease designation and priority review vouchers
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the United States within one year following the date of approval.
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the program. If the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2024, the sponsor of the marketing application for such drug will only be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2026.
Fast track, breakthrough therapy and priority review designations
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.
To be eligible for a fast track designation, the FDA must determine that a product candidate is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address unmet medical needs for the condition. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product candidate. The FDA may also agree to review sections of the NDA for a fast track product candidate on a rolling basis before the complete application is submitted.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Finally, the FDA may designate an NDA for priority review if the product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the product candidate represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by, among other things, evidence of increased effectiveness, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the filing date for an NDA for a new molecular entity.
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
Accelerated approval pathway
A drug product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and provides a meaningful therapeutic benefit over existing treatments. Such product candidates can be approved upon a determination that the product candidate has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint. The FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or the sponsor fails to conduct such confirmatory trials in a timely manner. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. In addition, all promotional materials for products approved under the accelerated approval program are subject to prior review by the FDA.
U.S. drug product marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company for a generic or follow-on version of the protected drug product, respectively, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
The FDCA also provides three years of marketing exclusivity when an NDA, or a supplement to an existing NDA, includes new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant that are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or follow-on 505(b)(2) NDAs if the protected clinical data are not referenced. Five-year and three-year exclusivity will not delay the submission or approval of a stand-alone NDA submitted under section 505(b)(1) of the FDCA. However, an applicant submitting a stand-alone NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness, if applicable.
Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.
Post-approval requirements
Following approval of a new prescription drug product, the manufacturer and the approved drug are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to monitoring and recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. After approval, most changes to the approved product, such as adding new indications or other labeling claims or changes to the manufacturing processes or facilities, are subject to prior FDA review and approval. There are continuing, annual program fee requirements for any marketed products.
Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•Imposition of post-marketing studies or clinical trials to assess new safety risks, or restrictions under a REMS program;
•Restrictions on the marketing, manufacturing or distribution of the product, complete withdrawal of the product from the market or product recalls;
•Fines, warning letters, untitled letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•Consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•Mandated modification of promotional materials and labeling and the issuance of corrective information;

•Issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product;
•Product seizure or detention, or refusal to permit the import or export of products; or
•Injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs must be promoted by a manufacturer and any third parties acting on behalf of a manufacturer only for the approved indications and in a manner consistent with the approved label for the product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments, but it does restrict the manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.
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
Healthcare laws and regulations
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states in which they conduct their business, which may constrain the financial arrangements and relationships through which these companies and their partners research, sell, market and distribute any products for which marketing approval is obtained. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and transparency laws regarding drug pricing and payments and other transfer of value to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of operations.
Current and future healthcare reform legislation
In the United States, there have been, and likely will continue to be, a number of legislative and regulatory changes regarding the healthcare system directed at broadening the availability of health care, improving the quality of health care and containing or lowering the cost of health care. For example, in March 2010 the Affordable Care Act, or ACA, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars; expanded the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to, among other things, instruct certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare and Medicaid Services may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.
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
We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.
Coverage, pricing and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal and state healthcare programs, government authorities, private manage care providers, private health insurers and other organizations. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.
Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, if approved, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and could increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Regulation of drug products and healthcare laws and regulations outside of the United States
Our product candidates may be subject in the future to laws and regulations related to drug products and health care imposed by jurisdictions outside of the United States, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. Outside of the United States, the provision of health care, including the pricing of pharmaceutical products, is subject to governmental control in many countries, and efforts to control prices and costs, including legislative action, will likely continue as countries attempt to manage healthcare expenditures.
Data privacy and security laws
Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply now or in the future to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, and the General Data Protection Regulation, or GDPR, and the UK GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.
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
HUMAN CAPITAL
At Praxis, we are fiercely dedicated to our mission to translate genetic insights into the development of therapies for CNS disorders characterized by neuronal imbalance. We strive each day to innovate and adapt to deliver treatments that could potentially change the course of CNS disorders and to do so based on a culture built to attract, develop and retain a talent-dense workforce. We are committed to developing our culture and our employees through our company core values – Trust, Ownership, Curiosity and Results.
It is the strength of our culture and our work environment that allow us to attract top talent to Praxis, which is how we were able to grow from 62 employees in 11 states at the end of 2020 to 139 in 22 states as of February 18, 2022.
We Trust each other’s judgement, which is why we do not implement excessive policies. We value transparency among team members that leads to direct, clear, and timely feedback so we can all improve together. We commit to be one another’s checks and balances. We respect all opinions and encourage diversity. Discrimination is never tolerated. Because we trust employees to have good judgment, there is a lot of freedom built into the way we operate. As an example, we do not have prescriptive policies on vacation, sick or personal time – we encourage employees to take that time as they need it and simply align with their manager about their plans.
We have adapted to new working methodologies that embrace a virtual and cooperative work environment while emphasizing personal Ownership for actions and outcomes. We want employees to own projects and stay engaged through communication, but we also make sure employees know that Praxis is not a nine-to-five culture. We are a culture where employees have real accountability as we all work towards a greater goal. Our headquarters is designated as a collaborative workspace where we gather in teams or as a company when practical and safe. Being able to own projects, while expressing when you need a break, is something we value. Allowing employees to best structure their days to their needs is one of the most important foundations we believe is necessary for having a sturdy organization.
Curiosity is at the center of innovation, and we are always asking how we can better help our patients. We love to learn. One day a month, we commit to what we call “Curiosity Day.” We ask our employees to step away from the computer, meetings and calls for a single day to focus solely on being curious – whether that means catching up on professional articles or journals, diving deeper into a rare disease we do not currently support, challenging ourselves by exploring an area outside our comfort zone, perfecting a new skill, or even taking some time to safely enjoy the outdoors. These opportunities have a positive impact on our employees, and enables them to bring the new knowledge and learnings to the work they do and increase the ability to deliver on our mission.
As we pursue objectives to achieve the ultimate Results, we challenge ourselves daily. Through trust, ownership and curiosity, our employees are positioned to leave lasting results that reach the communities we serve. At the end of the day, the magic we witness when employees put their minds together is what we are most proud of as a company.
To hold ourselves accountable for fulfilling our core values, we have established a unique social feedback system process that supports our agile, self-managed teams and is conducted on a regular schedule throughout the year. Each employee chooses approximately 10 colleagues to provide them with thoughtful and constructive feedback on performance and our Praxis values. Feedback givers are instructed to be candid but with positive intent, so that the feedback receiver has the opportunity to learn valuable lessons and identify development opportunities, both of which are crucial for our collective and individual growth. To promote a culture of openness and transparency, the feedback is not given anonymously and each employee sees the reviewer's ratings and comments. We feel the breadth of feedback helps ensure employees best understand what they do well, what they have improved on, where improvement is still needed and ultimately results in a high-performance culture.
In line with our core values, we are committed to providing a highly competitive total rewards package. Our compensation is a mix of salary, bonus, long-term equity and health and welfare benefits.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital. Our net losses were $167.1 million and $61.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $316.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of and seek regulatory approvals for our product candidates in our initial and potential additional indications as well as for other product candidates.
We anticipate that our expenses will increase substantially if and as we:
•continue to develop and conduct clinical trials, including in expanded geographies such as the United States or Europe, for our product candidates;
•initiate and continue research and development, including preclinical, clinical and discovery efforts for any future product candidates;
•seek to identify additional product candidates;
•seek regulatory approvals for our product candidates that may successfully complete clinical development;
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
•add equipment and physical infrastructure to support our research and development; and
•acquire or in-license other product candidates and technologies.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidates we develop.
Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing our current product candidates and other product candidates we may develop and pursue, including drug product manufacturing;
•the timing and uncertainty of, and the costs involved in, obtaining marketing approvals for our current product candidates, and other product candidates we may develop and pursue;
•the number of future product candidates that we may pursue and their development requirements;
•the number of jurisdictions in which we plan to seek regulatory approvals;
•if approved, the costs of commercialization activities for our product candidates for any approved indications, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates for any approved indications or any other product candidates;
•the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•the costs of preparing, filing and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•the ongoing costs of operating as a public company.
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
We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders' ownership interests may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We are a clinical-stage biopharmaceutical company with a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
We are a clinical-stage biopharmaceutical company, focused on translating genetic insights into the development of therapies for CNS disorders characterized by neuronal imbalance. We commenced operations in 2016, have no products approved for commercial sale and have not generated any revenue from product sales. Our operations have been focused on developing and conducting preclinical and clinical studies of our product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
Drug development is a highly uncertain undertaking and involves a substantial degree of risk.
We have no products approved for commercial sale. To obtain revenues from the sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing our product candidates. Our ability to generate revenue and achieve profitability depends on many factors, including:
•initiating and successfully completing research and preclinical and clinical development of our product candidates;
•obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development and clinical trials, if any;
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
•launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, if any, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing and distribution infrastructure;

•obtaining and maintaining an adequate price for our product candidates in the countries where our products are commercialized, if any;
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
We currently have three product candidates, PRAX-114, PRAX-944 and PRAX-562, in clinical trials, and intend to initiate a clinical study for PRAX-222 in 2022. Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. We are currently evaluating (i) PRAX-114 for the treatment of major depressive disorder, or MDD, post-traumatic stress disorder, essential tremor, or ET, and women with menopausal and mood symptoms, (ii) PRAX-944 for the treatment of ET and Parkinson's Disease, (iii) PRAX-562 for the treatment of a broad range of rare CNS disorders, including severe pediatric epilepsies and rare adult cephalgias; and (iv) PRAX-222 for the treatment of SCN2A development and epileptic encephalopathy, or SCN2A-DEE. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe we will be able to efficiently generate proof-of-concept data. If any of our product candidates is approved, we then intend to expand to clinical testing and potentially seek regulatory approvals in other neurological and psychiatric disease indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to gain regulatory approval in another indication or expand to other indications.
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

Risks Related to Research and Development and the Biopharmaceutical Industry
Risks Related to Preclinical and Clinical Development
The development and commercialization of drug products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our product candidates are subject to extensive regulation. In the United States, obtaining marketing approval for a new drug requires the submission of a New Drug Application, or NDA, to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product candidate. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes.
We have not previously submitted an NDA to the FDA or similar marketing authorization application to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Obtaining approval of an NDA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of an NDA submission or any other marketing authorization application.
Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, or regulatory authorities may not accept a submission due to, among other reasons, the content or formatting of the submission;
•the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of and opinions on our preclinical and clinical data. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any comparable foreign regulatory authority.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
Preclinical and clinical drug development involves a lengthy, complex and expensive process, with an uncertain outcome. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, pivotal clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signs of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed.
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or emergence of unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of our product candidates. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:
•inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, requirements and other applicable regulations;
•approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials; delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•delays in recruiting suitable patients to participate in our clinical trials;
•delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing;
•insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•imposition of a temporary or permanent clinical hold by regulatory authorities;
•developments on trials conducted by competitors for related technology that raises FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s Good Clinical Practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in trial of the same class of agents conducted by other companies;
•changes to the clinical trial protocols;
•clinical sites deviating from trial protocol or dropping out of a trial;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
•the cost of clinical trials of our product candidates being greater than we anticipated;
•clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;
•transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, or CMO, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•third parties being unwilling or unable to satisfy their contractual obligations to us.
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials.
Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, we may need to amend clinical trial protocols that could require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Some of our trials are, have been, and may in the future be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. For example, prior MDD studies have exhibited a high placebo effect. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials. Additionally, the trial design differences and placebo effects that may be possible in clinical research for the indications we are studying may make it difficult to extrapolate the results of earlier clinical trials to later clinical trials or to interpret the clinical data in any of our trials.

Further, conducting clinical trials in foreign countries, as we have done and may continue to do, for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
Delays in the completion of any preclinical studies or clinical trials of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following regulatory approval, if obtained.
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In addition, many compounds that have initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. Additionally, the composition of our product candidates or learnings in preclinical studies or clinical trials may result in contraindications for any product candidates for which we may obtain regulatory approval.
If unacceptable side effects arise in the development of our product candidates, we, foreign regulatory authorities, or the FDA, the IRBs or DSMBs at the institutions in which our trials are conducted could suspend or terminate our preclinical studies or clinical trials or foreign regulatory authorities or the FDA could order us to cease preclinical studies or clinical trials or deny approval of our product candidates for any or all targeted indications.
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
•the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools, and regulatory authorities in other jurisdictions may require comparable risk mitigation plans;
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
For example, we are developing PRAX-114, an extrasynaptic-preferring GABAA receptor positive allosteric modulator, or PAM, for the treatment of patients suffering from MDD. There have been documented cases of approved GABAA receptor modulators leading to addiction and having the potential for abuse. We have not observed this in our clinical trials of PRAX-114; however, in any such instance, we would be subject to the risks outlined above, which would impact our ability to achieve or maintain market acceptance.
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
We have, and may in the future, experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion.
Patient enrollment is affected by many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size and nature of the patient population required for analysis of the trial’s primary endpoints;
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
From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously reported. As a result, topline and preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. Others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, preliminary or topline data that we report differ from later, final or actual results, or if others, including the FDA and comparable foreign regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.
The markets for our product candidates may be smaller than we expect.
Our estimates of the potential market opportunities in each of our franchises include several key assumptions based on our industry knowledge, industry publications and third-party research reports and other data sources and estimates. There can be no assurance that any of these assumptions are, or will remain, accurate. If the actual markets identified in each of our franchises, or for any other product candidate we may develop in the future, is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.
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
We have begun conducting clinical trials for our product candidates in the United States, and may in the future conduct clinical trials in Europe and other jurisdictions, and the FDA, the European Medicines Agency, or EMA, and applicable foreign regulatory authorities may not accept data from trials conducted outside those respective jurisdictions.
We previously conducted preclinical studies and clinical trials in Australia and New Zealand. The acceptance of study data from preclinical studies and clinical trials conducted outside the United States may be subject to certain conditions for acceptance. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an Investigational New Drug Application, or IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-United States clinical trial was inadequate, which could require us to conduct additional clinical trials. Many foreign regulatory bodies, such as the EMA, have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We have obtained orphan drug designation for PRAX-562 and PRAX-222 and may plan to seek orphan drug designation for additional product candidates, but we may be unable to obtain or maintain such a designation or the benefits associated with orphan drug status, including marketing exclusivity, which may cause our revenue, if any, to be reduced.
In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested and granted by the FDA before a new NDA is submitted. After the FDA grants orphan drug designation, it will disclose publicly the generic identity of the drug and its potential orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The FDA has granted orphan drug designation to PRAX-562 for the treatment of SCN2A and SCN8A developmental and epileptic encephalopathies, or SCN2A-DEE and SCN8A-DEE, respectively, and to PRAX-222 for the treatment of SCN2A-DEE.
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a biologics license application, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or comparable foreign regulatory authority later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
We have received rare pediatric disease designation for PRAX-562 and PRAX-222. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.
In 2012, U.S. Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the United States. within one year following the date of approval.
We received rare pediatric disease designation for PRAX-562 for the treatment of SCN2A-DEE and SCN8A-DEE, and for PRAX-222 for the treatment of SCN2A-DEE. Designation of a drug product as a product for a rare pediatric disease does not guarantee that a NDA for such drug product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a NDA for any such product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.
The authority for the FDA to award rare pediatric disease priority review vouchers for drug products after September 30, 2024 is currently limited to product candidates that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.
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
Our product candidates may be regulated as controlled substances, the making, use, sale, importation, exportation, and distribution of which are subject to significant regulation by the U.S. Drug Enforcement Administration, or DEA, and other regulatory agencies.
Our product candidates may be classified as controlled substances, which are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Among other things, controlled substances are regulated under the federal Controlled Substances Act of 1970, and regulations of the DEA.
The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Prior to commercialization, centrally acting drugs, such as those we are developing, are generally subject to review and potential scheduling by the DEA. It is possible that PRAX-114 or our other product candidates may be regulated by the DEA as controlled substances, which would subject PRAX-114 or such product candidates to additional restrictions regarding their manufacture, shipment, storage, sale and use, depending on the scheduling of the active ingredients, and may limit the commercial potential of any of our product candidates, if approved.
Various states also independently regulate controlled substances. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rule making or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.
For any of our product candidates classified as controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. There is a risk that DEA regulations may limit the supply of the compounds used in clinical trials for our product candidates, and, in the future, the ability to produce and distribute our products in the volume needed to meet commercial demand. Regulations associated with controlled substances govern manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates including controlled substances. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of any of our product candidates that are classified as controlled substances.
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
Specifically, we face competition with GABAA receptor modulator programs in development targeting MDD, including that of SAGE Therapeutics, as well as other programs in clinical development targeting other mechanisms of action and approved therapies such as selective serotonin reuptake inhibitors, or SSRIs; T-type calcium channel inhibitor programs in development targeting ET, including that of Jazz Pharmaceuticals and Neurocrine Biosciences, as well as other programs in clinical development targeting other mechanisms of action, and approved therapies, such as propranolol, and off-label therapies, such as primidone; and sodium channel blocker or similar programs in development for DEEs, including those of SK-Pharma, Xenon Pharmaceuticals, Neurocrine Biosciences and Stoke Therapeutics, as well as other programs in clinical development targeting other mechanisms of action, and approved therapies including other existing ion channel blockers.
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
Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our product candidates. Our competitors also may obtain FDA or other comparable foreign regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors.
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
Even if the FDA or a comparable foreign regulatory authority approves any of our product candidates, we will be subject to ongoing regulatory requirements in the applicable jurisdictions for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information. In addition, we will be subject to continued compliance with cGMP or similar regulatory requirements outside the United States and GCP requirements for any clinical trials that we conduct post-approval.
Manufacturers and their facilities are required to comply with extensive regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP or other similar regulations.

As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP or similar regulatory requirements and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In the United States, the FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similar requirements may apply in foreign jurisdictions. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.
In the United States and elsewhere, the FDA and foreign regulatory authorities may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information or other restrictions; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS or similar program. Other potential consequences include, among other things:
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
•refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or withdrawal of marketing approvals;
•product seizure or detention or refusal to permit the import or export of products; and
•consent decrees, injunctions or the imposition of civil or criminal penalties.
Violations of the FDCA relating to the promotion of prescription drugs may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. Accordingly, to the extent we receive marketing approval for one or more of our product candidates, we and our third-party partners will continue to expend time, money and effort in all areas of regulatory compliance, including promotional and labeling compliance, manufacturing, production, product surveillance and quality control. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.
The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow to, or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about drug products. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. For example, any regulatory approval that the FDA grants is limited to those indications and patient populations for which a drug is deemed to be safe and effective by the FDA.
While physicians in the United States may choose, and are generally permitted, to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any of our products candidates, if approved, will be narrowly limited to those indications and populations that are specifically approved by the FDA or such other regulatory agencies, and if we are found to have promoted such off-label uses, we may become subject to significant liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
In the United States, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, determines whether and to what extent new products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:
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
In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the European Union, member states can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between member states are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of reimbursed medicines is negotiated with the Economic Committee for Health Products, or CEPS. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.
Even if we obtain approval of any of our product candidates in the United States or Europe, we may never obtain approval or commercialize such products in other countries, which would limit our ability to realize their full market potential.
In order to market any products in the United States or Europe, we must establish and comply with numerous and varying regulatory requirements regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals outside of where our clinical trials currently have been conducted could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.
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
The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs; knowingly making, using or causing to be made or used, a false record or statement material to a false, fictitious or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. In addition, a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement;
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
•the federal Physician Payments Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers including physician providers including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous U.S. state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and other relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of biopharmaceutical sales representatives.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
In Europe, the General Data Protection Regulation, or GDPR, took effect in May 2018. The GDPR imposes stringent requirements on entities that process personal data of individuals in the European Economic Area, or EEA. These requirements include, for example, establishing a legal basis for processing, providing notice to data subjects about how personal data is collected and processed, developing procedures to vindicate expanded data subject rights, implementing appropriate technical and organizational measures to safeguard personal data, introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, imposing limitations on retention of personal data, maintaining a record of data processing and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. In addition, the GDPR establishes obligations for entities that process “special categories” of personal data, such as health data. Nearly all clinical trials involve the processing of these “special categories” of personal data, and processing of personal data collected during the course of clinical trials is therefore subject to heightened protections under the GDPR. Violations of the GDPR can lead to potential fines of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease / change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States called the Privacy Shield, but in July 2020 the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, since January 2021, we may also be subject to the UK GDPR, which, together with the UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, meaning the potential of parallel fines of up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the United Kingdom losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains uncertain, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term.
In the United States, HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information, or PHI, by health plans, certain health care clearinghouses and health care providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI, as well as their covered subcontractors. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA, we may receive individually identifiable health information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties, which may include fines up to $250,000 per violation and/or imprisonment. Further, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.
Various states, such as California and Massachusetts, have also implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, or the CMIA, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to imposing fines and penalties, some of these state laws afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which came into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Furthermore, the Federal Trade Commission, or the FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and/or civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.
Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative initiatives and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional

Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national laws of EU member states, and in respect of the United Kingdom (which is longer a member of the European Union), the U.K. Bribery Act of 2010. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians must often be subject to a prior notification and/or approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
In addition, the requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.
Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition and results of operations.
On June 23, 2016, the United Kingdom held a referendum in which a majority of the eligible members of the electorate voted to leave the European Union, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the United Kingdom ceased being an EU member state on January 31, 2020. Under the terms of its departure, the United Kingdom entered a transition period, or the Transition Period, during which it continued to follow all EU rules, which ended on December 31, 2020. On December 30, 2020, the United Kingdom and

European Union signed the Trade and Cooperation Agreement, or TCA, which includes an agreement on free trade between the two parties and has been provisionally applicable since January 1,2021. Since January 1, 2021, the United Kingdom. has operated under a separate regulatory regime to the European Union. EU laws regarding medicinal products only apply in respect of the United Kingdom to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). The EU laws that have been transposed into U.K. law through secondary legislation remain applicable. While the United Kingdom has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the United Kingdom will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The TCA includes specific provisions concerning medicinal products, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the United Kingdom and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our drug candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our drug candidates in the United Kingdom or the European Union. Great Britain is no longer covered by the European Union’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is also currently unclear whether the U.K. regulator, the Medicines and Healthcare Products regulatory Agency, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us and our collaborators or delay us and our collaborators from commercializing our drug candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability.
The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after Brexit may be a source of instability in the international markets, create significant currency fluctuations and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
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
Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the United Kingdom.
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
Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information products classified for national security purposes, as well as certain products, technology and technical data relatingto those products. If we continue and expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.
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
Risks Related to License and Collaboration Agreements
We have entered into, and may enter into, license or other collaboration agreements that impose certain obligations on us. If we fail to comply with our obligations under such agreements with third parties, we could lose rights that may be important to our business.
In connection with our efforts to expand our pipeline of product candidates, we have entered into and may further enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property, or to pursue other remedies.
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
We collaborate with several institutions, universities, medical centers, physicians and researchers in scientific matters and expect to continue to enter into additional collaboration agreements. In certain cases, we do not have written agreements with these collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with materials that we use to conduct our research activities and develop our product candidates. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, in cases where written agreements either do or do not exist, we may be limited in our ability to capitalize on the market potential of these inventions or developments.
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
We have relied upon and plan to continue to rely on third parties, such as laboratories, CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our preclinical studies and clinical trials and expect to rely on these third parties to conduct preclinical studies and clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Moreover, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.
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
Risks Related to Third-Party Manufacturers
We contract with third parties for the manufacture of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.
We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•the breach by the third-party contractors of our agreements with them;
•the failure of third-party contractors to comply with applicable regulatory requirements;
•the failure of the third party to manufacture our product candidates according to our specifications;
•the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or study drug or placebo not being properly identified;
•clinical supplies not being delivered to clinical sites on time and at expected cost due to inflationary impacts, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•the misappropriation of our proprietary information, including our trade secrets and know-how.
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP or similar regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP or similar regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
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
We rely on our CMOs to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. We do not have, nor do we expect to enter into, any agreements for the commercial production of these raw materials, and we do not expect to have any control over the process or timing of our CMOs’ acquisition of raw materials needed to produce our product candidates. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to a manufacturer’s need to replace a third-party supplier of raw materials could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Additionally, if our future manufacturers or we are unable to purchase these raw materials to commercially produce any of our product candidates that gains regulatory approvals, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.
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
We may seek third-party collaborators for the research, development and commercialization of certain of the product candidates we may develop. For example, we have a collaboration with Ionis Pharmaceuticals, Inc. to further our development of product candidates and to enhance our research efforts directed to developing a product candidate for the treatment of epilepsy. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic institutions, such as The Florey Institute of Neuroscience. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
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

The COVID-19 pandemic has and may in the future delay enrollment in our clinical trials due to prioritization of hospital resources or patients being either unwilling to enroll in our trials or unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. For example, we had previously observed delays in our trial enrollment in Australia for our PRAX-944 Phase 2a trial due to stringent COVID-19 lockdown restrictions. While these lockdowns did not lead to a material impact on this trial from the delay in enrollment, we cannot predict the scope and severity of potential shutdowns or disruptions of businesses due to COVID-19 in the future.
We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus, the actions to contain the coronavirus or treat its impact and the extent and duration of the pandemic's impact on economic conditions and social activity, including with respect to inflationary pressures and supply chain shortages and disruptions, among others. At present, we are not experiencing significant impact or delays from the COVID-19 pandemic on our business, operations and, if approved, commercialization plans. In addition, we have taken steps to mitigate against COVID-19 pandemic-related delays, and may take additional measures, intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.
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
Our success depends, and will likely continue to depend, upon our ability to hire, retain the services of our current executive officers, principal consultants and others, including Marcio Souza, our President and Chief Executive Officer, Timothy Kelly, our Chief Financial Officer, and Bernard Ravina, our Chief Medical Officer. We have entered into employment agreements with Mr. Souza, Mr. Kelly and Dr. Ravina, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any of our executives or other employees.
Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced significant demand for, and a high rate of turnover of, management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.
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
As of February 18, 2022, we had 139 full-time employees. Our focus on the clinical development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot ensure that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.
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
We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Attacks upon information technology systems are also increasing in their levels of persistence and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

While we do not believe that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
The legislation, regulations and rules regarding U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department and by state and local tax agencies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. In particular, the U.S. federal government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income.
It cannot be predicted whether, when, in what form or with what effective dates any changes in tax laws, regulations or rules, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. If any such changes are enacted or implemented, we care currently unable to predict the ultimate impact on our business or holders of our common stock.
Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
Our ability to use our U.S. federal and state net operating losses and tax credits is dependent upon our generation of future taxable income and income tax liabilities, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income or income tax liabilities to use any or all of our net operating losses or tax credits.
Our unused U.S. federal net operating losses generated in tax years beginning before January 1, 2018, and unused state net operating losses subject to expiration, will carry forward to offset future taxable income, if any, until such unused net operating losses expire. Our unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, although, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in such taxable year.
In addition, both our current and future net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders or groups of stockholders over a rolling three-year period.
Risks Related to Our Common Stock
Risks Related to Investment in Securities
The price of our stock may be volatile, and you could lose all or part of your investment.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:
•the commencement, enrollment, completion or results of our current clinical trials of our product candidates;
•any delay in identifying and advancing a clinical candidate for our other programs;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays, suspensions or terminations in future preclinical studies or clinical trials;

•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of any of our product candidates or the failure of a regulatory authority to accept data from preclinical studies or clinical trials conducted in other countries;
•changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;
•our failure to commercialize our product candidates, if approved;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
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
Our executive officers, directors and their affiliates and our principal stockholders own a significant percentage of our stock and will be able to exert control over matters subject to stockholder approval.
Based on shares outstanding as of December 31, 2021, our executive officers, directors and their affiliates and our principal stockholders beneficially hold, in the aggregate, approximately 62.2% of our outstanding voting stock. These stockholders, acting together, would be able to control all matters requiring stockholder approval. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. This concentration of ownership control may adversely affect the market price of our common stock by:
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
We are no longer an “emerging growth company” or a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies no longer apply to us.
We are no longer an emerging growth company. As a result, we are now subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include:
•compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•full disclosure obligations regarding executive compensation; and
•compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We are also no longer a smaller reporting company and are no longer permitted to rely on exemptions for smaller reporting companies from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.
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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware, or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also specify that unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clause in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Facilities
We sublease a facility containing 25,445 square feet of office space, which is located at 99 High Street, Boston, Massachusetts 02110. Our sublease expires on January 31, 2026. We believe that our current facility is sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available. Our previous sublease of 6,374 square feet of office space at One Broadway, Cambridge, Massachusetts 02142 expired on December 30, 2021.
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

Our common stock trades under the symbol “PRAX” on the Nasdaq Global Select Market.

Holders of Our Common Stock

As of February 18, 2022, there were approximately 4 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the three months ended December 31, 2021.

Use of Proceeds from Initial Public Offering

In October 2020, we completed the initial public offering of our common stock, or IPO, pursuant to which we issued and sold 11,500,000 shares of our common stock at a price to the public of $19.00 per share. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S‑1 (File No. 333-249074), which was declared effective by the Securities and Exchange Commission on October 15, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of common stock made during the three months ended December 31, 2021.
Item 6. Selected Financial Data

Reserved.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. We are applying insights from genetic epilepsies to both rare and more prevalent neurological and psychiatric disorders, using our understanding of shared biological targets and circuits in the brain. We apply a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a broad CNS portfolio with multiple programs, including product candidates across psychiatric disorders, movement disorders, epilepsy and other exploratory CNS indications, with three clinical-stage product candidates. Each of our clinical-stage product candidates is advancing in more than one indication and we anticipate expansion into additional indications. We expect multiple topline readouts from our clinical-stage programs and anticipate the launch of a fourth clinical development program in 2022. In addition, we have established a robust pipeline of preclinical stage programs through internal research and in-licensing.

Our broad portfolio of CNS programs is currently structured by therapeutic focus in three primary franchises – Psychiatry, Movement Disorders and Epilepsy. In addition, we are pursuing development in other exploratory CNS indications such as rare adult cephalgias. Within our Psychiatry franchise, our most advanced clinical candidate, PRAX-114, is being developed for the treatment of a broad range of patients suffering from major depressive disorder, or MDD, and post-traumatic stress disorder, or PTSD. We expect to report topline results from the Aria Study, a Phase 2/3, placebo-controlled study evaluating PRAX-114 for monotherapy treatment of MDD, in the second quarter of 2022. We also expect to report topline results from the Acapella Study, a Phase 2, placebo-controlled, dose-ranging study evaluating PRAX-114 for treatment of MDD, in mid-2022. In addition, we have initiated a Phase 2, placebo-controlled study evaluating PRAX-114 for the treatment of PTSD and expect to report topline results in the second half of 2022.

Within our Movement Disorders franchise, our second clinical candidate, PRAX-944, is being developed for the treatment of Essential Tremor, or ET, and Parkinson's Disease, or PD. We anticipate reporting topline results from the second cohort of our ongoing Phase 2a trial evaluating PRAX-944 for the treatment of ET in the second quarter of 2022, including both open-label and placebo-controlled, randomized withdrawal period results. We have initiated a Phase 2b placebo-controlled, dose-range finding trial, the Essential1 Study, to evaluate the tolerability, safety and efficacy of PRAX-944 in adults with ET and we expect to report topline results in the second half of 2022. We also expect to initiate a Phase 2, placebo-controlled, crossover study to evaluate the safety, pharmacokinetics, or PK, and efficacy of daytime dosing of PRAX-114 for the treatment of ET in the first quarter of 2022 and expect to report topline results in the second half of 2022. We expect to initiate a Phase 2, placebo-controlled trial to evaluate the safety, PK and efficacy of PRAX-944 as a non-dopaminergic treatment for the motor symptoms of PD in the second quarter of 2022.

Within our Epilepsy franchise, we expect to initiate a Phase 2 study with our third clinical-stage candidate, PRAX-562, in the second quarter of 2022 in patients with rare pediatric Developmental and Epileptic Encephalopathies. Our most advanced preclinical stage product candidate within our Epilepsy franchise, PRAX-222, is an antisense oligonucleotide, or ASO, designed to decrease the expression levels of the protein encoded by the gene SCN2A in patients with gain-of-function SCN2A mutations. We expect to initiate a seamless study of PRAX-222 in the second quarter of 2022, which would be our fourth program to reach clinical stage. We also expect to initiate a Phase 2 proof-of-concept clinical trial evaluating PRAX-562 in patients with rare adult cephalgias in the first quarter of 2022. In addition, our preclinical pipeline consists of a discovery program in development for KCNT1 related epilepsy, PRAX-628, a product candidate nominated in the fourth quarter of 2021 for focal epilepsy, three ASOs targeting SCN2A in patients with loss-of-function mutations, PCDH19 and SYNGAP1, respectively, and three additional discovery programs for undisclosed targets in psychiatry, movement disorders and epilepsy.
We were incorporated in 2015 and commenced operations in 2016. Since inception, we have devoted substantially all of our resources to developing our preclinical and clinical product candidates, building our intellectual property, or IP, portfolio, business planning, raising capital and providing general and administrative support for these operations. We employ a “virtual” research and development model, relying heavily upon external consultants, collaborators and contract research organizations, or CROs, to conduct our preclinical and clinical activities. Since inception, we have financed our operations primarily with proceeds from the sale and issuance of equity securities.
On May 18, 2021, we completed a follow-on public offering in which we issued and sold 5,750,000 shares of our common stock at a public offering price of $18.25 per share, including 750,000 shares of common stock issued and sold pursuant to the underwriters' exercise, in full, of their option to purchase additional shares of common stock, for aggregate gross proceeds of $104.9 million. We received approximately $98.4 million in net proceeds after deducting discounts, commissions and offering expenses payable by us.
On November 3, 2021, we entered into an Open Market Sale Agreement, or the sales agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acts as sales agent. As of December 31, 2021, we issued and sold 391,997 shares under the sales agreement for aggregate gross proceeds of $7.6 million. We received approximately $7.0 million of net proceeds after deducting commissions and offering expenses payable by us.
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including net losses of $167.1 million and $61.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $316.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our lead product candidates, PRAX-114 and PRAX-944, to late stage clinical trials;
•advance our PRAX-562 product candidate to Phase 2 clinical trials;
•advance our PRAX-222 product candidate to clinical trials;
•advance our preclinical candidates to clinical trials;
•further invest in our pipeline;
•further invest in our manufacturing capabilities;
•seek regulatory approval for our product candidates;
•maintain, expand, protect and defend our IP portfolio;
•acquire or in-license technology;
•secure facilities to support continued growth in our research, development and commercialization efforts;
•take temporary precautionary measures to help minimize the risk of COVID-19 to our employees; and
•increase our headcount to support our development efforts and to expand our clinical development team.

In addition, as we progress toward marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $275.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
COVID-19 Business Update
In light of the ongoing COVID-19 pandemic, we continue to experience some disruptions and increased risk in our operations and those third parties upon whom we rely. These include disruptions and risks related to the conduct of our clinical trials and preclinical studies as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions and redirection of healthcare resources toward pandemic response efforts. The COVID-19 pandemic has impacted the enrollment of some of our ongoing clinical trials, including slower patient enrollment and treatment in some of our clinical studies, the impact of which has varied by clinical study and program, but none of which have significantly impacted our overall clinical trial timelines. While we have experienced limited financial impacts to date, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic such as increased inflation, our business, financial condition and results of operations could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.
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
•clinical development costs for our product candidates; and

•costs to develop our manufacturing technology and infrastructure.
The costs above comprise the following categories:
•personnel-related expenses, including salaries, benefits and stock-based compensation expense;
•expenses incurred under agreements with third parties, such as consultants, investigative sites and CROs, that conduct our preclinical and clinical studies and in-licensing arrangements;
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
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated balance sheets as prepaid expenses or accrued expenses. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
A significant portion of our research and development costs have been external costs. We track direct external research and development expenses to specific franchises and product candidates upon commencement. Due to the number of ongoing studies and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development franchises, such as personnel, facility costs and certain consulting costs, are not recorded or maintained on a franchise-specific basis.
The following table reflects our research and development expenses, including direct expenses summarized by major franchise and other exploratory CNS indications and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Year Ended December 31,
	2021	2020
Psychiatry	$29,218	$13,077
Epilepsy	23,122	9,953
Movement disorders	18,460	4,158
Other exploratory CNS indications	9,509	700
Personnel-related (including stock-based compensation)	31,090	13,483
Other indirect research and development expenses	8,858	3,605
Total research and development expenses	$120,257	$44,976
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
•the number and scope of our preclinical and clinical product candidates we decide to pursue;
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
•our ability to obtain and maintain patent, trade secret and other IP protection and regulatory exclusivity for our product candidates, if approved;
•our receipt of marketing approvals from applicable regulatory authorities;
•our ability to commercialize products, if approved, whether alone or in collaboration with others; and
•the continued acceptable safety profiles of any product candidates following approval.
A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete our clinical development activities. We may never obtain regulatory approval for any of our product candidates. The drug commercialization of any of our product candidates, if ever, will take several years and require significant development costs.
General and Administrative Expense
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, legal, commercial and administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual franchise or product candidate. Costs to secure and defend our IP are expensed as incurred and are classified as general and administrative expenses.
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. As of December 31, 2021 and 2020, we had U.S. federal and state net operating loss carryforwards which may be available to offset future taxable income and which begin to expire in 2035. As of December 31, 2021 and 2020, we also had federal and state research and development tax credit carryforwards which may be available to offset future income tax liabilities and which begin to expire in 2031.
Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax benefit (provision) recognized for the year ended December 31, 2021. The income tax benefit recognized for the year ended December 31, 2020 was not material.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Year Ended December 31,		Change
	2021	2020
Operating expenses:
Research and development	$120,257	$44,976	$75,281
General and administrative	47,075	16,992	30,083
Total operating expenses	167,332	61,968	105,364
Loss from operations	(167,332)	(61,968)	(105,364)
Other income:
Other income, net	271	140	131
Total other income	271	140	131
Loss before income taxes	(167,061)	(61,828)	(105,233)
Benefit from income taxes	—	8	(8)
Net loss	$(167,061)	$(61,820)	$(105,241)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Year Ended December 31,		Change
	2021	2020
Psychiatry	$29,218	$13,077	$16,141
Epilepsy	23,122	9,953	13,169
Movement disorders	18,460	4,158	14,302
Other exploratory CNS indications	9,509	700	8,809
Personnel-related (including stock-based compensation)	31,090	13,483	17,607
Other indirect research and development expenses	8,858	3,605	5,253
Total research and development expenses	$120,257	$44,976	$75,281

The $75.3 million increase in research and development expenses was primarily attributable to the following:
•$17.6 million increase in personnel-related costs due to increased headcount, driven primarily by an increase of $8.0 million in stock-based compensation expense;
•$16.1 million increase in expense related to our psychiatry franchise, driven primarily by an increase in clinical-related and toxicology spend for our PRAX-114 Phase 2/3 Aria and Acapella clinical trials;
•$13.2 million increase in expense related to our epilepsy franchise, driven primarily by an increase in clinical-related and toxicology spend to support the initiation of our PRAX-562 Phase 2 developmental epileptic encephalopathies clinical trial and an increase in preclinical activities for our earlier stage assets;
•$14.3 million increase in expense related to our movement disorders franchise, driven primarily by an increase in toxicology and clinical-related spend for our PRAX-944 Phase 2 Essential1 clinical trial;
•$8.8 million increase in other exploratory CNS indications, driven primarily by an increase in clinical-related expenses for our PRAX-562 Phase 2 trial in Short-lasting Unilateral Neuralgiform headache attacks, Short-lasting Unilateral Neuralgiform headache with Autonomic symptoms and Trigeminal Neuralgia, as well as increased preclinical activities for our earlier stage assets; and
•$5.3 million increase in other indirect research and development expenses, driven primarily by an increase in general clinical related spend, as well as increases in facility and other allocated overhead costs and technology spend and related consulting costs to support our clinical and quality operations.
General and Administrative Expense
The $30.1 million increase in general and administrative expenses was primarily attributable to the following:
•$14.6 million increase in personnel-related costs, driven primarily by increased headcount, including an increase of $9.5 million in stock-based compensation expense;
•$9.9 million increase in professional fees, driven primarily by $5.1 million of increased commercial-related spend to support market assessments of our clinical-stage programs, a $2.2 million increase in audit and legal fees and a $1.7 million increase in general and administrative infrastructure-related costs; and
•$5.6 million increase in other general and administrative expenses, driven primarily by a $3.5 million increase in insurance and related costs due to our first full year as a public company, a $0.8 million increase in technology spend and a $0.7 million increase in donations and sponsorships.
Other Income
Other income for the years ended December 31, 2021 and 2020 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the sale and issuance of equity securities. From inception through December 31, 2021, we have raised $516.4 million in aggregate cash proceeds from such transactions, net of issuance costs. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $275.9 million.

Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(124,554)	$(52,623)
Investing activities	(140,520)	—
Financing activities	107,586	304,416
Net (decrease) increase in cash, cash equivalents and restricted cash	$(157,488)	$251,793
Operating Activities
Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we have invested in developing our portfolio, drug discovery efforts and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in operating assets and liabilities, which are primarily the result of increased expenses and timing of vendor payments.
During the year ended December 31, 2021, net cash used in operating activities of $124.6 million was primarily due to our $167.1 million net loss, partially offset by $26.4 million of non-cash charges primarily related to stock-based compensation, amortization of premiums and discounts on marketable securities and non-cash operating lease expense, and $16.1 million in changes in operating assets and liabilities primarily related to increases in accounts payable and accrued expenses.
During the year ended December 31, 2020, net cash used in operating activities of $52.6 million was primarily due to our $61.8 million net loss, partially offset by $6.0 million of non-cash charges primarily related to stock-based compensation and $3.2 million in changes in operating assets and liabilities primarily related to an increase in accrued expenses.
Investing Activities
During the year ended December 31, 2021, net cash used in investing activities of $140.5 million primarily related to the purchase of marketable securities, partially offset by the maturity of marketable securities. There were no cash flows from investing activities during the year ended December 31, 2020.
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities of $107.6 million consisted of net proceeds from our follow-on public offering and at-the-market offerings of $105.7 million and net proceeds from the exercise of stock options of $2.4 million partially offset by the payment of issuance costs for our initial public offering, or IPO.
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

•advance the clinical development of our clinical-stage product candidates within our psychiatry, movement disorders and epilepsy franchises, respectively;
•advance the development of any additional product candidates;
•conduct research and continue preclinical development of potential product candidates;
•make strategic investments in manufacturing capabilities;
•maintain our IP portfolio and opportunistically acquire complementary IP;
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with product development and potential collaborations with third parties for the development of our product candidates, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of preclinical studies and clinical trials for our franchises and product candidates;
•the number and characteristics of product candidates and technologies that we develop or may in-license;
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
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our IP rights and defending any IP-related claims;
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
Contractual Obligations and Commitments
We have entered into certain agreements under which we have incurred or may in the future incur obligations and commitments that could have a material impact on our capital resources.
We sublease building space in Boston, Massachusetts. Our sublease will expire on January 31, 2026. As of December 31, 2021, our operating lease commitments for the remainder of the lease term were $5.2 million.
In addition, we have entered into collaboration and license agreements with Purdue Neuroscience Company, or Purdue, RogCon Inc., or RogCon, and Ionis Pharmaceuticals, Inc., or Ionis, under which we could be obligated to pay certain fees, milestone payments and cost reimbursements.
Under our license agreement with Purdue, we are obligated to make future milestone payments of up to $33.0 million based on the achievement of specified development and sales milestones. Furthermore, we are obligated to pay Purdue royalties of a low-single-digit percentage of annual net sales of licensed products. Either party may terminate the license agreement for convenience or in the event of a material breach by the other party and failure to cure such breach within a certain period of time. If the agreement is voluntarily terminated by Purdue, our license rights will survive such termination and such rights will become fully paid, perpetual and irrevocable. See “Business—License Agreements—License Agreement with Purdue.”
Under our license agreement with RogCon, we are obligated to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the license agreement. Additionally, we may be obligated to pay RogCon a milestone payment of $3.0 million and profit share payments. The $3.0 million milestone payment is due when the first profit share payment has become due and payable and certain contingent payments have become due and payable to Ionis under our collaboration agreement with Ionis. The profit share payments are based on a low-double-digit percentage of net profits, depending on sales volume. Either party may terminate the license agreement for material breach or insolvency of the other party. Additionally, we may terminate for convenience with prior notice to RogCon. See “Business—License Agreements—License Agreement with RogCon.”
Under our collaboration agreement with Ionis, we are obligated to reimburse any out-of-pocket costs incurred by Ionis related to research activities, identification of a development candidate and conducting an investigational new drug application, or IND, enabling toxicology study. Ionis granted us an exclusive option to obtain the rights and license to further develop and commercialize a development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the IND-enabling toxicology study. We exercised this exclusive option in January 2022 and paid a $2.0 million license fee. We may be required to make additional payments to Ionis including development milestone payments, additional milestone payments and sales royalties or sublicense fees. Either party may terminate the collaboration agreement upon material breach or insolvency of the other party. Ionis may terminate if we fail to achieve a performance milestone. See “Business—License Agreements—Ionis Collaboration Agreement.”
We have also entered into multiple agreements with third parties under which we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified product candidates. Payments under these agreements generally become due and payable upon achievement of such milestones and sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in our financial statements.
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
In addition, we enter into indemnification agreements and agreements containing indemnification provisions in the ordinary course of business. Pursuant to these agreements, we agree to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business collaborators, in connection with any U.S. patent or any copyright or other IP infringement claim by any third party with respect to our product candidates. The term of these indemnification agreements is generally perpetual upon execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements cannot be reasonably estimated.
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
Research and Development Expenses and Related Accruals and Prepaids
Research and development expenses include costs directly attributable to the conduct of research and development activities, including personnel-related expenses such as salaries, benefits and stock-based compensation expense; materials; supplies; manufacturing and external costs related to outside vendors engaged to conduct both preclinical studies and clinical trials; and the allocable portions of facility costs, such as rent, utilities, depreciation and general support services. All costs associated with research and development activities are expensed as incurred.
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued and prepaid research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates in determining our accrued and prepaid research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. When evaluating the adequacy of the accrued liabilities and prepaid expenses, we analyze progress of the studies or trials related to these services, including the phase or completion of events, invoices received and contracted costs. Examples of estimated accrued and prepaid research and development expenses include fees paid to:
•CROs in connection with performing research services and preclinical and clinical studies;
•investigative sites or other providers in connection with preclinical and clinical studies;
•vendors in connection with preclinical and clinical development activities; and
•vendors related to product manufacturing, development and distribution of preclinical and clinical supplies.
The financial terms of our agreements with CROs are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of milestones. In expensing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the expense accordingly. Significant judgments and estimates are made in determining the accrued and prepaid research and development expenses at the end of any reporting period. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.
Recently Issued Accounting Pronouncements
For a discussion of recent account of recent accounting standards, see Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash, cash equivalents and marketable securities are or may be in the form of money market funds or marketable debt securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. However, because of the short-term nature and low risk profile of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
Foreign Currency Fluctuation Risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our costs of labor and materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Praxis Precision Medicines, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

PRAX-114 Accrued and Prepaid Research and Development Costs

Description of the Matter
The Company’s accrued costs for research and development expenses totaled $17.8 million at December 31, 2021, including accruals related to the Company’s PRAX-114 Aria and Acapella clinical trials. In addition, the Company’s prepaid expenses and other current assets were $11.5 million, which included amounts that were paid in advance of services incurred pursuant to PRAX-114 Aria and Acapella clinical trials. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period for the Company’s PRAX-114 Aria and Acapella clinical trials. The Company is required to estimate such accruals and prepaids using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within accrued or prepaid expenses and other current assets.
Auditing the Company’s accrued and prepaid research and development costs for PRAX-114 Aria and Acapella clinical trials was complex, as accounting for the costs associated with these clinical trials required subjective estimates of the level of services performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s PRAX-114 Aria and Acapella clinical trials, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over accrued and prepaid research and development costs, including assessing management’s controls over the significant judgments and estimates regarding costs incurred or level of effort expended by service providers.

To evaluate the accrued and prepaid research and development costs for PRAX-114 Aria and Acapella clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to estimate the recorded accruals and prepayments. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we reviewed estimates of costs incurred to date provided to the Company from third parties. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from third parties.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Boston, Massachusetts
February 28, 2022

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$138,704	$296,608
Marketable securities	137,207	—
Prepaid expenses and other current assets	11,498	5,718
Total current assets	287,409	302,326
Property and equipment, net	1,213	82
Operating lease right-of-use assets	3,653	754
Other non-current assets	472	15
Total assets	$292,747	$303,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,780	$4,088
Accrued expenses	26,844	10,869
Operating lease liabilities	810	763
Total current liabilities	38,434	15,720
Long-term liabilities:
Non-current portion of operating lease liabilities	3,501	—
Total liabilities	41,935	15,720
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 45,300,514 shares issued and outstanding as of December 31, 2021, and 38,268,543 shares issued and outstanding as of December 31, 2020	5	4
Additional paid-in capital	567,598	437,007
Accumulated other comprehensive loss	(176)	—
Accumulated deficit	(316,615)	(149,554)
Total stockholders’ equity	250,812	287,457
Total liabilities and stockholders’ equity	$292,747	$303,177
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$120,257	$44,976
General and administrative	47,075	16,992
Total operating expenses	167,332	61,968
Loss from operations	(167,332)	(61,968)
Other income:
Other income, net	271	140
Total other income	271	140
Loss before income taxes	(167,061)	(61,828)
Benefit from income taxes	—	8
Net loss	$(167,061)	$(61,820)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(8,996)
Gain on repurchase of redeemable convertible preferred stock	—	493
Net loss attributable to common stockholders	$(167,061)	$(70,323)
Net loss per share attributable to common stockholders, basic and diluted	$(3.94)	$(7.86)
Weighted average common shares outstanding, basic and diluted	42,454,055	8,950,152
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Net loss	$(167,061)	$(61,820)
Net unrealized losses on marketable securities, net of tax	(176)	—
Comprehensive loss	$(167,237)	$(61,820)
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	38,268,543	$4	$437,007	$(149,554)	$—	$287,457
Stock-based compensation expense	—	—	4,666	—	—	4,666
Issuance of common stock upon exercise of stock options	352,506	—	851	—	—	851
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(86)	(86)
Net loss	—	—	—	(27,373)	—	(27,373)
Balance at March 31, 2021	38,621,049	$4	$442,524	$(176,927)	$(86)	$265,515
Stock-based compensation expense	—	—	5,400	—	—	5,400
Issuance of common stock from follow-on public offering, net of offering costs of $229	5,750,000	1	98,412	—	—	98,413
Issuance of common stock upon exercise of stock options	322,113	—	809	—	—	809
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	36	36
Net loss	—	—	—	(36,401)	—	(36,401)
Balance at June 30, 2021	44,693,162	$5	$547,145	$(213,328)	$(50)	$333,772
Stock-based compensation expense	—	—	6,521	—	—	6,521
Issuance of common stock upon exercise of stock options	90,909	—	309	—	—	309
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	25	25
Net loss	—	—	—	(44,705)	—	(44,705)
Balance at September 30, 2021	44,784,071	$5	$553,975	$(258,033)	$(25)	$295,922
Stock-based compensation expense	—	—	6,106	—	—	6,106
Issuance of common stock from at-the-market public offerings, net of offering costs of $598	391,997	—	7,039	—	—	7,039
Issuance of common stock upon exercise of stock options	124,446	—	478	—	—	478
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(151)	(151)
Net loss	—	—	—	(58,582)	—	(58,582)
Balance at December 31, 2021	45,300,514	$5	$567,598	$(316,615)	$(176)	$250,812
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	8,075,799	$9,932	14,913,704	$49,969	2,666,666	$10,431	9,805,827	$50,789	—	$—	1,621,880	$1	$—	$(81,009)	$—	$(81,008)
Repurchase of Series C redeemable convertible preferred stock	—	—	—	—	—	—	(5,825,243)	(30,493)	—	—	—	—	—	493	—	493
Series C redeemable convertible preferred stock issuance costs	—	—	—	—	—	—	—	(37)	—	—	—	$—	—	—	—	—
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	—	—	13,143	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	147	—	—	147
Accretion of redeemable convertible preferred stock to redemption value	—	160	—	890	—	199	—	815	—	—	—	—	(147)	(1,917)	—	(2,064)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,330)	—	(8,330)
Balance at March 31, 2020	8,075,799	$10,092	14,913,704	$50,859	2,666,666	$10,630	3,980,584	$21,074	—	$—	1,635,023	$1	$—	$(90,763)	$—	$(90,762)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $4	—	—	—	—	—	—	4,563,108	23,496	—	—	—	—	—	—	—	—
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	—	—	13,142	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	285	—	—	285
Accretion of redeemable convertible preferred stock to redemption value	—	162	—	890	—	198	—	789	—	—	—	—	(285)	(1,754)	—	(2,039)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,568)	—	(11,568)
Balance at June 30, 2020	8,075,799	$10,254	14,913,704	$51,749	2,666,666	$10,828	8,543,692	$45,359	—	$—	1,648,165	$1	$—	$(104,085)	$—	$(104,084)
Issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs of $154	—	—	—	—	—	—	—	—	19,444,453	110,096	—	—	—	—	—	—
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	—	—	13,142	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	953	—	—	953
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	11,628	—	27	—	—	27
Accretion of redeemable convertible preferred stock to redemption value	—	162	—	899	—	201	—	885	—	1,796	—	—	(980)	(2,963)	—	(3,943)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,216)	—	(16,216)
Balance at September 30, 2020	8,075,799	$10,416	14,913,704	$52,648	2,666,666	$11,029	8,543,692	$46,244	19,444,453	$111,892	1,672,935	$1	$—	$(123,264)	$—	$(123,263)
Issuance of common stock upon initial public offering, net of issuance costs of $2,864											11,500,000	1	200,310	—	—	200,311
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	—	—	8,763	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,826	—	—	3,826
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	18,868	—	61	—	—	61
Accretion of redeemable convertible preferred stock to redemption value	—	35	—	196	—	44	—	193	—	482	—	—	(366)	(584)	—	(950)
Conversion of redeemable convertible preferred stock to common stock	(8,075,799)	(10,451)	(14,913,704)	(52,844)	(2,666,666)	(11,073)	(8,543,692)	(46,437)	(19,444,453)	(112,374)	25,067,977	2	233,176	—	—	233,178
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,706)	—	(25,706)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	38,268,543	$4	$437,007	$(149,554)	$—	$287,457
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(167,061)	$(61,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	182	50
Stock-based compensation expense	22,693	5,211
Non-cash operating lease expense	1,412	696
Amortization of premiums and discounts on marketable securities, net	2,087	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,780)	(4,437)
Accounts payable	7,267	960
Accrued expenses	15,450	7,408
Operating lease liabilities	(763)	(696)
Other	(41)	5
Net cash used in operating activities	(124,554)	(52,623)
Cash flows from investing activities:
Purchases of property and equipment	(1,050)	—
Purchases of marketable securities	(164,170)	—
Maturities of marketable securities	24,700	—
Net cash used in investing activities	(140,520)	—
Cash flows from financing activities:
Proceeds from at-the-market offerings, net of issuance costs	7,301	—
Proceeds from follow-on public offering, net of issuance costs	98,413	—
Proceeds from initial public offering of common stock, net of issuance costs	—	200,886
Payment of issuance costs for initial public offering	(575)	—
Proceeds from exercise of options to purchase common stock	2,447	88
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	133,442
Repurchase of Series C redeemable convertible preferred stock	—	(30,000)
Net cash provided by financing activities	107,586	304,416
Increase (decrease) in cash, cash equivalents and restricted cash	(157,488)	251,793
Cash, cash equivalents and restricted cash, beginning of period	297,208	45,415
Cash, cash equivalents and restricted cash, end of period	$139,720	$297,208
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	138,704	296,608
Restricted cash	1,016	600
Total cash, cash equivalents and restricted cash	$139,720	$297,208
Supplemental disclosures of non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,086	$—
Offering costs included in accounts payable and accrued expenses	$262	$575
Purchases of property and equipment included in accounts payable and accrued expenses	$267	$4
Accretion of redeemable convertible preferred stock to redemption value	$—	$8,996
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. The Company is applying insights from genetic epilepsies to both rare and more prevalent neurological and psychiatric disorders, using its understanding of shared biological targets and circuits in the brain. The Company applies a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a broad CNS portfolio with multiple programs, including product candidates across psychiatric disorders, movement disorders, epilepsy and other exploratory CNS indications, with three clinical-stage product candidates. Each of the Company's clinical-stage product candidates is advancing in more than one indication and the Company anticipates expansion into additional indications. The Company expects multiple topline readouts from its clinical-stage programs and anticipates the launch of a fourth clinical development program in 2022. In addition, the Company has established a robust pipeline of preclinical stage programs through internal research and in-licensing.

The Company's broad portfolio of CNS programs is currently structured by therapeutic focus in three primary franchises – Psychiatry, Movement Disorders and Epilepsy. In addition, the Company is pursuing development in other exploratory CNS indications such as rare adult cephalgias. Within the Psychiatry franchise, the Company's most advanced clinical candidate, PRAX-114, is being developed for the treatment of a broad range of patients suffering from major depressive disorder and post-traumatic stress disorder, or PTSD. In addition, the Company has initiated a Phase 2, placebo-controlled study evaluating PRAX-114 for the treatment of PTSD. Within the Movement Disorders franchise, the Company's second clinical candidate, PRAX-944, is being developed for the treatment of Essential Tremor, or ET, and Parkinson's Disease, or PD. The Company has initiated a Phase 2b placebo-controlled dose-range finding trial, the Essential1 Study, to evaluate the tolerability, safety and efficacy of PRAX-944 in adults with ET. The Company also expects to initiate a Phase 2, placebo-controlled, crossover study to evaluate the safety, pharmacokinetics, or PK, and efficacy of daytime dosing of PRAX-114 for the treatment of ET in the first quarter of 2022. The Company expects to initiate a Phase 2, placebo-controlled trial to evaluate the safety, PK and efficacy of PRAX-944 as a non-dopaminergic treatment for the motor symptoms of PD in the second quarter of 2022. Within the Epilepsy franchise, the Company expects to initiate a Phase 2 study with its third clinical-stage candidate, PRAX-562, in the second quarter of 2022 in patients with rare pediatric Developmental and Epileptic Encephalopathies. The Company's most advanced preclinical stage product candidate within its Epilepsy franchise, PRAX-222, is an antisense oligonucleotide, or ASO, designed to decrease the expression levels of the protein encoded by the gene SCN2A in patients with gain-of-function SCN2A mutations. The Company expects to initiate a seamless study of PRAX-222 in the second quarter of 2022, which would be its fourth program to reach clinical stage. The Company also expects to initiate a Phase 2 proof-of-concept clinical trial evaluating PRAX-562 in patients with rare adult cephalgias in the first quarter of 2022. In addition, the Company's preclinical pipeline consists of a discovery program in development for KCNT1 related epilepsy, PRAX-628, a product candidate nominated in the fourth quarter of 2021 for focal epilepsy, three ASOs targeting SCN2A in patients with loss-of-function mutations, PCDH19 and SYNGAP1, respectively, and three additional discovery programs for undisclosed targets in psychiatry, movement disorders and epilepsy.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, and from the sale of common stock through an initial public offering ("IPO"), a follow-on public offering and at-the-market offerings under its shelf registration statement. From inception through December 31, 2021, the Company raised $516.4 million in aggregate cash proceeds from these transactions, net of issuance costs.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company has incurred recurring losses since its inception, including a net loss of $167.1 million for the year ended December 31, 2021. In addition, as of December 31, 2021, the Company had an accumulated deficit of $316.6 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2021 of $275.9 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accrued and prepaid research and development expenses, stock-based compensation expense and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segments
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
Restricted cash comprises letters of credit for the benefit of the landlord in connection with the Company’s lease facilities. Restricted cash is classified as either current or non-current based on the terms of the underlying lease arrangement.
The following table presents cash and cash equivalents and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$138,704	$296,608
Restricted cash	1,016	600
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$139,720	$297,208
Marketable Securities
The Company invests its excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1 or P-1 by two of the three nationally recognized statistical rating organizations. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its marketable securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity, and periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company classifies its investments in debt instruments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are included in the Company's consolidated statements of operations. All of the Company's available-for-sale securities are available for use in its current operations. As a result, the Company has categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.
The Company evaluates securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the Company, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive loss, net of applicable taxes unless deemed other than temporary.
Concentrations of Credit Risk and Significant Suppliers and License Agreements
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company's investment portfolio comprises money market funds, marketable debt securities, including debt securities issued by U.S. government agencies and

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

corporations, and commercial paper. The Company investments are limited to investment-grade securities with strong credit ratings with the objective of maintaining safety and liquidity. The Company also maintains deposits in accredited financial institutions in excess of federally insured limits. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As of December 31, 2021 and 2020, the Company’s primary operating accounts significantly exceeded the FDIC limits. The Company deposits its cash in financial institutions that it believes have high credit quality, and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Off-Balance Sheet Risk
As of December 31, 2021 and 2020, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. The fair values of the Company’s financial assets and liabilities reflects the Company’s estimate of the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3: Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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
Items measured at fair value on a recurring basis include cash equivalents and marketable securities (Note 4 and Note 5). The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets in either year ended December 31, 2021 or December 31, 2020.
Leases
The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is a lease at contract inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating right-of-use assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.
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
The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of December 31, 2021 and 2020 did not include any lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company has entered into various research and development related contracts with parties both inside and outside of the United States. These agreements are cancellable, and related fees are recorded as research and development expenses as incurred. The Company records accrued liabilities and prepaid expenses for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical estimates have not been materially different from the actual costs.
Patent-Related Costs
Patent-related costs incurred in connection with patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statement of operations.
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
The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s salary or service payments are classified.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of the

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company’s stock; (ii) the expected term of the award; (iii) the risk-free interest rate; (iv) expected dividends; and (v) the fair value of common stock. Due to the lack of Company-specific historical and implied volatility data, the Company determines the volatility for awards granted based on an analysis of reported data for a group of guideline publicly-traded companies that issued options with substantially similar terms. For this analysis, the Company selects companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company determines expected volatility using a weighted average of the historical volatilities of the guideline group of companies. The Company expects to continue to apply this process until such time as it has adequate historical data regarding the volatility of its own traded stock price. As permitted under ASC 718, the Company has elected to use the contractual term as the expected term for certain non-employee awards, on an award-by-award basis. For all other awards, the expected term of the Company’s stock options has been determined utilizing the “simplified” method whereby the expected term equals the average of the vesting term and the original contractual term of the option, on a weighted basis based on the vesting of each tranche. The Company utilizes this method as it has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for instruments with a term commensurate with the expected term assumption. The expected dividend yield is assumed to be zero as the Company has never paid dividends, and does not have current plans to pay any dividends on its common stock. Subsequent to the IPO, the fair value of the common stock underlying the Company's stock-based awards is the closing price of the Company's common stock on the date of grant. Historically, for periods prior to the IPO, the fair value of the shares of common stock underlying the Company's stock-based compensation awards was determined on each grant date by its Board based on valuation estimates from management considering its most recently available independent third-party valuation of the Company's common stock. The Board also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date.
The grant date fair value of RSUs is estimated based on the fair value of the Company's underlying common stock on the date of grant.
Foreign Currency
The functional currency of the Company’s wholly owned foreign subsidiary in Australia is the U.S. dollar. Monetary assets and liabilities resulting from transactions denominated in currencies other than the functional currency are remeasured into the functional currency at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are measured using historical exchange rates prevailing at the date of the transaction and are not subsequently remeasured. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss. There were no material foreign currency gains or losses for the years ended December 31, 2021 and 2020.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. For the year ended December 31, 2021, comprehensive loss consists of net loss and changes in

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

unrealized gains and losses on marketable securities. Comprehensive loss was equal to net loss for the year ended December 31, 2020.
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
Net loss attributable to common stockholders is equal to the net loss for the period, as adjusted for: (i) cumulative dividends accrued for redeemable convertible preferred stock, whether or not declared, (ii) increases in carrying value recorded for redeemable convertible preferred stock, including accretion of redeemable convertible preferred stock to redemption value for amounts other than cumulative dividends and (iii) gains on the redemptions of redeemable convertible preferred stock.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity; the methodology for calculating income taxes in an interim period; and the recognition of deferred tax liabilities for outside basis differences. On January 1, 2021, the Company early adopted ASU 2019-12 on a prospective basis, with no material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. On October 1, 2021, the Company early adopted ASU 2016-13 and its related amendments using a modified retrospective approach. Given the composition of the Company's investment portfolio, there was no material impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
None.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Restricted Cash
As of December 31, 2021 and 2020 the Company had restricted cash of $1.0 million and $0.6 million, respectively, held as letters of credit for the benefit of its current and former landlords. The Company's Boston, Massachusetts sublease expires on January 31, 2026, and the related letter of credit of $0.4 million was classified within other non-current assets on the consolidated balance sheet as of December 31, 2021. The Company's Cambridge, Massachusetts sublease expired on December 30, 2021,and the related letter of credit of $0.6 million was classified within prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021 and 2020.
4. Marketable Securities
The following is a summary of the Company's investment portfolio at December 31, 2021 (in thousands). The Company did not have any marketable securities as of December 31, 2020.

		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$52,214	$—	$(31)	$52,183
Commercial paper	34,993	—	—	34,993
Debt securities issued by U.S. government agencies	12,111	—	(8)	12,103
Other debt securities	6,398	1	—	6,399
Total securities with a maturity of one year or less	$105,716	$1	$(39)	$105,678

Corporate debt securities	31,667	—	(138)	31,529
Total securities with a maturity of one to two years	$31,667	$—	$(138)	$31,529
Total available-for-sale securities	$137,383	$1	$(177)	$137,207
As of December 31, 2021, the Company had 14 securities with a total fair market value of $95.8 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the year ended December 31, 2021.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,372	$—	$—	$131,372
Marketable securities:
Corporate debt securities	—	83,712	—	83,712
Commercial paper	—	34,993	—	34,993
Debt securities issued by U.S. government agencies	12,103	—	—	12,103
Other debt securities	—	6,399	—	6,399
	$143,475	$125,104	$—	$268,579

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$290,931	$—	$—	$290,931
	$290,931	$—	$—	$290,931
The Company estimates the fair value of its marketable securities classified as Level 2 by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer equipment	$579	$9
Office furniture and equipment	545	113
Laboratory equipment	242	48
Total property and equipment	1,366	170
Less: Accumulated depreciation	(153)	(88)
Property and equipment, net	$1,213	$82
Depreciation expense was not significant for the years ended December 31, 2021 and 2020.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued external research and development expenses	$17,763	$4,206
Accrued personnel-related expenses	7,180	5,516
Accrued professional services	1,539	133
Accrued other	362	1,014
Total accrued expenses	$26,844	$10,869
8. Commitments and Contingencies
Leases
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
In October 2018, the Company entered into a sublease agreement for office space located in Cambridge, Massachusetts which expired on December 30, 2021, with no option to renew or terminate early. The base rent increased by approximately 1% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash (Note 3). This lease qualified as an operating lease.
The following table summarizes the presentation of the operating lease in the Company’s consolidated balance sheets (in thousands):

	As of December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$3,653	$754
Liabilities:
Current operating lease liabilities	$810	$763
Non-current portion of operating lease liabilities	3,501	—
Total lease liabilities	$4,311	$763
The following table summarizes total lease costs recognized in the Company’s consolidated statements of operations (in thousands):

	For the year ended
	2021	2020
Operating lease cost	$1,412	$782
Variable lease costs	34	14
Total lease costs	$1,446	$796
Variable lease costs were primarily related to operating expenses, taxes and insurance associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations and comprehensive loss.
Future lease payments under non-cancelable lease agreements as of December 31, 2021 were as follows (in thousands):

Year Ended December 31,	Future Lease Payments
2022	$1,160
2023	1,270
2024	1,296
2025	1,321
2026	110
Total future lease payments	$5,157
Less: interest	(846)
Present value of operating lease liabilities	$4,311
The weighted average remaining lease term and weighted average incremental borrowing rate of the Company’s operating lease were as follows:

	As of December 31,
	2021	2020
Weighted average remaining lease term (in years)	4.1	1.0
Weighted average incremental borrowing rate	9.0%	8.0%
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any legal proceedings during the years ended December 31, 2021 and 2020, and no material legal proceedings are currently pending or threatened.
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
Agreements
The Company has entered into multiple agreements with third parties under which it may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

specified product candidates. Payments under these agreements generally become due and payable upon achievement of such milestones and sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company's financial statements.
9. Redeemable Convertible Preferred Stock
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
As of December 31, 2021 and 2020, the Company did not have any shares of redeemable convertible preferred stock authorized, issued or outstanding.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Voting Rights
The holders of outstanding shares of the Redeemable Convertible Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to the stockholders for a vote, and were entitled to the number of votes equal to the number of whole shares of common stock into which such holders of the Redeemable Convertible Preferred Stock could convert on the record date for determining stockholders entitled to vote. Except for the actions requiring the approval or consent of the majority of the holders of the Redeemable Convertible Preferred Stock, the holders of the Redeemable Convertible Preferred Stock would vote together with the holders of common stock and vote as a single class. The holders of the Series A Preferred Stock, exclusively and as a separate class, were entitled to elect two directors of the Company. The holders of the Series B Preferred Stock and Series B-1 Preferred Stock, exclusively and together as a separate class, were entitled to elect two directors of the Company. The holders of common stock and of any other class or series of voting stock (including the Redeemable Convertible Preferred Stock), exclusively and voting as a single class, were entitled to elect the balance of total number of directors of the Company.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
10. Common Stock and Preferred Stock
Common Stock
On October 8, 2020, the Board and the Company’s stockholders approved a one-for-2.14 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all shares of common stock, per share amounts, aggregate par value and additional paid-in capital amounts for all periods presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted, where applicable, to reflect the reverse stock split.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On October 20, 2020, the Company completed its IPO in which the Company issued and sold 11,500,000 shares of its common stock at a public offering price of $19.00 per share, including 1,500,000 shares of common stock issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The Company raised approximately $200.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all 53,644,314 outstanding shares of the Company’s Redeemable Convertible Preferred Stock automatically converted into 25,067,977 shares of common stock pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation filed on October 20, 2020 at the then-current conversion ratio for each series, as adjusted for the Company's reverse stock split.
On May 18, 2021, the Company completed a follow-on public offering in which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $18.25 per share, including 750,000 shares of common stock issued and sold pursuant to the underwriters' exercise, in full, of their option to purchase additional shares of common stock, for aggregate gross proceeds of $104.9 million. The Company received approximately $98.4 million in net proceeds after deducting discounts, commissions and offering expenses payable by the Company.
On November 3, 2021, the Company filed an automatic shelf registration with the Securities and Exchange Commission , which was automatically declared effective on November 3, 2021 in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into an Open Market Sales Agreement ("the sales agreement"), with Jefferies LLC ("Jefferies"), to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings under the shelf registration and subject to the limitations thereof. Jefferies is entitled to compensation at a commission rate of 3% of the gross sales price of common stock sold under the sales agreement. As of December 31, 2021, the Company had issued 391,997 shares under the sales agreement for aggregate gross proceeds of $7.6 million. The Company received approximately $7.0 million of net proceeds after deducting discounts, commissions and offering expenses payable by the Company.
As of December 31, 2021 and 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, pursuant to the Amended and Restated Certificate of Incorporation effective upon the completion of the IPO. Holders of such shares of common stock have the exclusive right to vote for the election of the Company's directors and are entitled to one vote per share. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to a pro rata distribution of the Company's net assets. Dividends may be declared and paid to such holders only when, as, and if declared by the Board or an authorized committee thereof.
As of December 31, 2021, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company had reserved the following shares of common stock for future issuance:

	December 31,
	2021	2020
Shares reserved for exercise of outstanding stock options	6,468,501	5,944,546
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	2,667,780	3,036,776
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	654,204	327,102
Shares reserved for vesting of restricted stock units	440,079	—
Total shares of authorized common stock reserved for future issuance	10,230,564	9,308,424

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Preferred Stock
As of December 31, 2021 and 2020, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series, and is authorized to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's shareholders. As of December 31, 2021 and 2020, the Company had no shares of undesignated preferred stock issued or outstanding.
11. Stock-Based Compensation
On September 9, 2020, the Board approved the 2020 Stock Option and Incentive Plan (the "2020 Plan"), which was subsequently approved by its stockholders and became effective upon the Company's IPO on October 15, 2020. The 2020 Plan replaced the 2017 Stock Incentive Plan (the "2017 Plan") and no additional awards will be granted under the 2017 Plan following the closing of the IPO. The 2017 Plan will continue to govern outstanding equity awards granted thereunder.
The 2020 Plan allows the Company to grant stock options, restricted stock, restricted stock units and other stock-based awards to officers, employees, directors and consultants. The total number of shares of common stock authorized for issuance under the 2020 Plan as of December 31, 2021 and 2020 was 5,184,455 shares and 3,271,028 shares, respectively.
Stock options issued under the 2020 Plan and 2017 Plan expire ten years from the date of grant. Shares that expire, are terminated, surrendered or canceled under the 2020 Plan and 2017 Plan without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future awards. Upon stock option exercise, the Company issues new shares and delivers them to the participant.
2020 Employee Stock Purchase Plan
On September 9, 2020, the Board approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which was subsequently approved by its stockholders and became effective on October 15, 2020. The first offering under the 2020 ESPP opened on November 15, 2021. During the years ended December 31, 2021 and 2020, there were no shares issued under the 2020 ESPP. The total shares authorized for issuance under the 2020 ESPP as of December 31, 2021 and 2020 was 654,204 shares and 327,102 shares, respectively.
Restricted Common Stock
Prior to the adoption of the 2017 Plan, the Company granted restricted common stock in 2016 with time-based vesting conditions to certain employees and non-employee founders of the Company pursuant to individual award agreements. All granted restricted common stock had vested as of December 31, 2020. The total fair value of restricted common stock that vested during the year ended December 31, 2020 was $0.5 million. The Company did not grant any restricted common stock during the years ended December 31, 2021 and 2020.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Issued	496,113	41.57
Vested	—	—
Forfeited	(56,034)	39.25
Unvested as of December 31, 2021	440,079	$41.86

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2021, total unrecognized compensation cost related to unvested restricted stock units was $14.5 million, which is expected to be recognized over a weighted-average period of 3.23 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	5,944,546	$7.47
Granted	2,018,903	38.60
Exercised	(889,974)	2.75		$19,735
Cancelled or Forfeited	(604,974)	17.27
Outstanding as of December 31, 2021	6,468,501	$16.92	8.62	$57,146
Exercisable as of December 31, 2021	2,001,767	$8.77	8.08	$24,971
Vested and expected to vest as of December 31, 2021	6,468,501	$16.92	8.62	$57,146
The aggregate intrinsic value of stock options exercised for the year ended December 31, 2020 was $0.7 million. The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2021. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date.

Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees, members of the Board and non-employees and share purchases under the ESPP on the date of grant were as follows:

	Year Ended December 31,
	2021	2020
Options:
Risk-free interest rate	0.86%	0.47%
Expected term (in years)	6.08	6.20
Expected volatility	85.52%	85.94%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$27.58	$6.51
As of December 31, 2021, total unrecognized compensation cost related to unvested stock options was $57.0 million, which is expected to be recognized over a weighted-average period of 2.72 years.
In December 2020, the Company recognized approximately $2.1 million of stock-based compensation expense, recorded within general and administrative expense, related to the modification of option awards granted to former employee in conjunction with their termination of employment.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation
Stock--based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$9,350	$1,357
General and administrative	13,343	3,854
Total stock-based compensation expense	$22,693	$5,211
12. Significant Agreements
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
As of December 31, 2021, none of the developmental or sales milestones under the Purdue License Agreement were achieved.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company concluded that the License Agreement represented the acquisition of in-process research and development assets with no alternative future use. Therefore, the aggregate acquisition cost of $2.2 million, consisting of the $2.1 million of up-front consideration and $0.1 million of acquisition costs, was expensed as research and development on September 11, 2019.
Subsequent to September 11, 2019, the Company will reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. The Company expenses these costs as incurred as research and development. The Company expensed $0.1 million and $0.2 million for the reimbursement of RogCon’s out-of-pocket costs in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had accrued expenses of $0.3 million due to RogCon under the License Agreement.
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
Ionis Collaboration Agreement
Under the Collaboration Agreement, both parties will participate in research activities related to the downregulation of SCN2A gene products associated with the treatment of any and all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene, other than one severe type of epilepsy. Ionis will also be responsible for identifying a development candidate and conducting an IND-enabling toxicology study. The Company will reimburse Ionis for any out-of-pocket costs incurred related to the research activities, identification of a development candidate and conducting an IND-enabling toxicology study. Additionally, the Company agreed to reimburse $0.3 million of costs incurred by Ionis for the performance of research activities prior to the execution of the Collaboration Agreement, which the Company recognized as research and development expense. The reimbursement of out-of-pocket costs is recognized as research and development expense as incurred. The Company expensed a total of $1.9 million and $1.7 million, as research and development expense under the Collaboration Agreement for the years ended December 31, 2021 and 2020, respectively.
Ionis granted the Company an exclusive option to obtain the rights and license to further develop and commercialize a development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the IND-enabling toxicology study. The Company exercised this exclusive option in January 2022 and paid a $2.0 million license fee.The Company concluded that there was no accounting recognition for the exclusive option until such option was exercised because it was a unilateral right of the Company that was priced at an amount that approximated fair value. The Company recognized the license fee in January 2022. After option exercise, the Company is responsible for clinical development and commercialization of the development candidate.
Ionis may be entitled to development milestone payments, additional milestone payments, and sales royalties or sublicense fees.
The Collaboration Agreement will continue until the expiration of all payment obligations to Ionis, unless earlier terminated. Either party may terminate the Collaboration Agreement upon material breach or insolvency of the other party. Ionis may terminate if the Company fails to achieve a performance milestone. The Company may terminate

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

for convenience with prior written notice to Ionis. Upon termination by the Company for convenience, the Company will stop selling all products, subject to certain wind-down provisions, and all products will revert back to Ionis.
13. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(167,061)	$(61,820)
Accretion and cumulative dividends on redeemable convertible preferred stock	—	(8,996)
Gain on repurchase of redeemable convertible preferred stock	—	493
Net loss attributable to common stockholders	$(167,061)	$(70,323)
Denominator:
Weighted average common shares outstanding, basic and diluted	42,454,055	8,950,152
Net loss per share attributable to common stockholders, basic and diluted	$(3.94)	$(7.86)
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Outstanding stock options	6,468,501	5,944,546
Unvested restricted stock units	440,079	—
Potential shares issuable under the ESPP	33,425	—
	6,942,005	5,944,546
14. Income Taxes
The Company maintains a full valuation allowance on its U.S. net deferred tax assets due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2021 or 2020 related to its U.S. operations due to the uncertainty regarding future taxable income. In the years ended December 31, 2021 and 2020, the difference between the statutory tax rate in the U.S. and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit. The income tax benefit (provision) recognized for the years ended December 31, 2021 and 2020 was not material.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.8%	5.6%
Federal and state research and development credits	3.8%	2.9%
Non-deductible items	(0.5)%	(1.8)%
Change in valuation allowance	(29.4)%	(27.9)%
Other	0.3%	0.2%
Effective income tax rate	—%	—%

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$56,482	$26,441
Amortization	14,295	5,774
Research and development credits	9,296	3,053
Stock-based compensation	3,759	170
Accrued expenses	1,952	1,433
Leases	1,132	207
Total gross deferred tax assets	$86,916	$37,078
Less: Valuation allowance	(85,957)	(36,873)
Net deferred tax assets	$959	$205
Deferred tax liabilities:
Operating lease right-of-use asset	(959)	(205)
Total gross deferred tax liabilities	(959)	(205)
Net deferred tax assets	$—	$—
As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards which may be able to offset future income tax liabilities of approximately $212.3 million and $97.1 million, respectively. Federal net operating loss carryforwards of $7.7 million will expire at various dates from 2035 through 2037 and approximately $204.6 million may be carried forward indefinitely. As of December 31, 2021 and 2020, the Company also had state net operating loss carryforwards of approximately $187.6 million and $94.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates from 2036 through 2041.
As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of approximately $7.3 million and $2.4 million, respectively, available to reduce future tax liabilities which expire at various dates from 2039 through 2041. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $2.5 million and $0.9 million, respectively, available to reduce future tax liabilities which expire at various dates from 2031 through 2036. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception. As a result, a valuation allowance of $86.0 million and $36.9 million has been established at December 31, 2021 and 2020, respectively. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $49.1 million and $17.3 million during the years ended December 31, 2021 and 2020, respectively, due primarily to the generation of net operating losses.
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s consolidated statement of operations for either year ended December 31, 2021 or 2020. The statute of limitations for federal and state tax authorities is open for tax years ended December 31, 2018 through December 31, 2021. Since the Company is in a net loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
15. Related Party Transactions
One of the founders of RogCon became the Company's General Counsel in June 2020. During the years ended December 31, 2021 and 2020, the Company reimbursed RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement (Note 12).

A former member of the Board was affiliated with Purdue through September 2020. During the years ended December 31, 2021 and 2020, the Company performed certain research and development activities pursuant to the Purdue License Agreement (Note 12).
During the year ended December 31, 2020, related parties participated in each of the Company’s offerings of the Redeemable Convertible Preferred Stock (Note 9).
16. Employee Benefit Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for eligible employees. The plan covers substantially all employees who meet a minimum age requirement and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the plan, the Company is not obligated to match any participant contributions. The Company made contributions of $1.0 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively.
17. Subsequent Events
The Company has completed an evaluation of subsequent events after the consolidated balance sheet date of December 31, 2021 through the date these consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Praxis Precision Medicines, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Praxis Precision Medicines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Praxis Precision Medicines, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 122 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(a)(2) Financial Statement Schedules.
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(a)(3) List of Exhibits

3.1
Amended and Restated Certificate of Incorporation of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 20, 2020)

3.2	Amended and Restated Bylaws of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 7, 2022)
4.1
Specimen Stock Certificate Evidencing the Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

4.2
Fourth Amended and Restated Investors’ Rights Agreement among Praxis Precision Medicines, Inc. and certain of its stockholders, effective as of July 24, 2020, as amended (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-260726) filed on November 3, 2021)

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
10.3#
Praxis Precision Medicines, Inc. 2017 Stock Incentive Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on March 17, 2021)

10.4#
Praxis Precision Medicines, Inc. 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.5#
Form of Incentive Stock Option Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.6#
Form of Non-Qualified Stock Option Agreement for Company Employees under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.7#
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.8#
Form of Restricted Stock Award Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.9#
Form of Restricted Stock Award Agreement for Company Employees under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.10#
Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.11#
Praxis Precision Medicines, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.12#*	Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Marcio Souza
10.13#*	Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Bernard Ravina
10.14#*	Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Nicole Sweeny
10.15#
Retention Incentive Award Letter Agreement, dated August 30, 2021, by and between Praxis Precision Medicines, Inc. and Bernard Ravina (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on August 30, 2021)

10.16#*	Non-Employee Director Compensation Policy
10.17†
License Agreement, dated December 31, 2017, by and between Purdue Neuroscience Company and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.18†
Cooperation and License Agreement, dated September 11, 2019, by and between RogCon Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.19†
Research Collaboration, Option and License Agreement, dated September 11, 2019, by and between Ionis Pharmaceuticals, Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.2
Sublease, dated May 27, 2021, by and between CBRE, Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on June 2, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAXIS PRECISION MEDICINES, INC.

Date: February 28, 2022	By:	/s/ Marcio Souza
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

Name	Title	Date

/s/ Marcio Souza	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Marcio Souza

/s/ Timothy Kelly	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Timothy Kelly

/s/ Lauren Mastrocola	Principal Accounting Officer	February 28, 2022
Lauren Mastrocola

/s/ Dean Mitchell	Chairman of the Board	February 28, 2022
Dean Mitchell

/s/ Merit Cudkowicz, M.D.	Director	February 28, 2022
Merit Cudkowicz, M.D.

/s/ Gregory Norden	Director	February 28, 2022
Gregory Norden

/s/ Jeffrey Chodakewitz, M.D.	Director	February 28, 2022
Jeffrey Chodakewitz, M.D.

/s/ Stefan Vitorovic	Director	February 28, 2022
Stefan Vitorovic

/s/ William Young	Director	February 28, 2022
William Young