Form 10-Q
period 2022-03-31
Praxis Precision Medicines, Inc.
filed 2022-05-09
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 6, 2022, the registrant had 45,511,773 shares of common stock, $0.0001 par value per share, outstanding.

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
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, and the ongoing conflict in Ukraine on any of the foregoing or other aspects of our business operations, including but not limited to our ongoing and planned preclinical studies and clinical trials.
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and under the section titled "Risk Factors" in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$77,854	$138,704
Marketable securities	144,662	137,207
Prepaid expenses and other current assets	11,957	11,498
Total current assets	234,473	287,409
Property and equipment, net	1,142	1,213
Operating lease right-of-use assets	3,473	3,653
Other non-current assets	416	472
Total assets	$239,504	$292,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,269	$10,780
Accrued expenses	30,929	26,844
Operating lease liabilities	1,025	810
Total current liabilities	45,223	38,434
Long-term liabilities:
Non-current portion of operating lease liabilities	3,259	3,501
Total liabilities	48,482	41,935
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 45,506,482 shares issued and outstanding as of March 31, 2022, and 45,300,514 shares issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	576,955	567,598
Accumulated other comprehensive loss	(606)	(176)
Accumulated deficit	(385,332)	(316,615)
Total stockholders’ equity	191,022	250,812
Total liabilities and stockholders’ equity	$239,504	$292,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$52,652	$17,929
General and administrative	16,197	9,490
Total operating expenses	68,849	27,419
Loss from operations	(68,849)	(27,419)
Other income:
Other income, net	132	46
Total other income	132	46
Net loss	$(68,717)	$(27,373)
Net loss per share attributable to common stockholders, basic and diluted	$(1.51)	$(0.71)
Weighted average common shares outstanding, basic and diluted	45,455,179	38,470,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(68,717)	$(27,373)
Net unrealized losses on marketable securities, net of tax	(430)	(86)
Comprehensive loss	$(69,147)	$(27,459)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	45,300,514	$5	$567,598	$(316,615)	$(176)	$250,812
Stock-based compensation expense	—	—	7,886	—	—	7,886
Issuance of common stock from at-the-market public offerings, net of issuance costs	70,410	—	1,368	—	—	1,368
Vesting of restricted stock units	81,130	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(17,850)	—	(230)	—	—	(230)
Issuance of common stock upon exercise of stock options	72,278	—	333	—	—	333
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(68,717)	—	(68,717)
Balance at March 31, 2022	45,506,482	$5	$576,955	$(385,332)	$(606)	$191,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
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

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(68,717)	$(27,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	93	23
Stock-based compensation expense	7,886	4,666
Non-cash operating lease expense	180	183
Amortization of premiums and discounts on marketable securities, net	375	261
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,061)	(2,035)
Accounts payable	2,489	2,208
Accrued expenses	4,616	(3,477)
Operating lease liabilities	(26)	(185)
Other	56	7
Net cash used in operating activities	(54,109)	(25,722)
Cash flows from investing activities:
Purchases of property and equipment	(289)	(4)
Purchases of marketable securities	(83,022)	(140,006)
Maturities of marketable securities	74,761	—
Net cash used in investing activities	(8,550)	(140,010)
Cash flows from financing activities:
Proceeds from at-the-market offerings, net of issuance costs	1,368	—
Payment of issuance costs for at-the-market offerings and initial public offering	(262)	(575)
Payments of tax withholdings related to vesting of restricted stock units	(230)	—
Proceeds from exercise of options to purchase common stock	333	851
Net cash provided by financing activities	1,209	276
Decrease in cash, cash equivalents and restricted cash	(61,450)	(165,456)
Cash, cash equivalents and restricted cash, beginning of period	139,720	297,208
Cash, cash equivalents and restricted cash, end of period	$78,270	$131,752
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	77,854	131,152
Restricted cash	416	600
Total cash, cash equivalents and restricted cash	$78,270	$131,752
Supplemental disclosures of non-cash activities:
Purchases of property and equipment included in accrued expenses and accounts payable	$—	$51
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system ("CNS") disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. The Company is applying insights from genetic epilepsies to both rare and more prevalent neurological and psychiatric disorders, using its understanding of shared biological targets and circuits in the brain. The Company applies a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a broad CNS portfolio with multiple programs, including product candidates across psychiatric disorders, movement disorders and epilepsy, with three clinical-stage product candidates. Each of the Company's clinical-stage product candidates is advancing in more than one indication and the Company anticipates expansion into additional indications. The Company expects multiple topline readouts from its clinical-stage programs and anticipates the launch of two additional clinical development programs in 2022. In addition, the Company has established a robust pipeline of preclinical stage programs through internal research and in-licensing.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under its shelf registration statement. From inception through March 31, 2022, the Company raised $517.8 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $68.7 million for the three months ended March 31, 2022. In addition, as of March 31, 2022, the Company had an accumulated deficit of $385.3 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2022 of $222.5 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2021 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. Financial statement disclosures for the three months ended March 31, 2022 and 2021 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ended December 31, 2022, any other interim periods, or any future year or period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued and prepaid research and development expenses, stock-based compensation expense and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements
The Company does not expect any recently issued accounting pronouncements to have a material impact on its financial statements.

3. Marketable Securities
The following is a summary of the Company's investment portfolio as of March 31, 2022 and December 31, 2021 (in thousands).

	As of March 31, 2022
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$54,259	$—	$(438)	$53,821
Debt securities issued by U.S. government agencies	46,073	2	(70)	46,005
Commercial paper	32,907	—	—	32,907
Total securities with a maturity of one year or less	$133,239	$2	$(508)	$132,733

Corporate debt securities	12,029	—	(100)	11,929
Total securities with a maturity of one to two years	$12,029	$—	$(100)	$11,929
Total available-for-sale securities	$145,268	$2	$(608)	$144,662

	As of December 31, 2021
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$52,214	$—	$(31)	$52,183
Commercial paper	34,993	—	—	34,993
Debt securities issued by U.S. government agencies	12,111	—	(8)	12,103
Other debt securities	6,398	1	—	6,399
Total securities with a maturity of one year or less	$105,716	$1	$(39)	$105,678

Corporate debt securities	31,667	—	(138)	31,529
Total securities with a maturity of one to two years	$31,667	$—	$(138)	$31,529
Total available-for-sale securities	$137,383	$1	$(177)	$137,207
As of March 31, 2022, the Company had 15 securities with a total fair market value of $90.8 million in an unrealized loss position. As of December 31, 2021, the Company had 14 securities with a total fair market value of $95.8 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three months ended March 31, 2022 and 2021.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$44,165	$—	$—	$44,165
Marketable securities:
Corporate debt securities	—	65,750	—	65,750
Debt securities issued by U.S. government agencies	46,005	—	—	46,005
Commercial paper	—	32,907	—	32,907
	$90,170	$98,657	$—	$188,827

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,372	$—	$—	$131,372
Marketable securities:
Corporate debt securities	—	83,712	—	83,712
Commercial paper	—	34,993	—	34,993
Debt securities issued by U.S. government agencies	12,103	—	—	12,103
Other debt securities	—	6,399	—	6,399
	$143,475	$125,104	$—	$268,579
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued external research and development expenses	$26,092	$17,763
Accrued personnel-related expenses	2,341	7,180
Accrued other	2,496	1,901
Total accrued expenses	$30,929	$26,844
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. This lease qualifies as an operating lease.

7. Common Stock and Preferred Stock
Common Stock
As of March 31, 2022 and December 31, 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of March 31, 2022 and December 31, 2021, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	March 31, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options	7,862,576	6,468,501
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	3,014,484	2,667,780
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	981,306	654,204
Shares reserved for vesting of restricted stock units	840,277	440,079
Total shares of authorized common stock reserved for future issuance	12,698,643	10,230,564

Preferred Stock
As of March 31, 2022 and December 31, 2021, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
8. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of March 31, 2022 and December 31, 2021 was 7,449,480 shares and 5,184,455 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan”) as of March 31, 2022 and December 31, 2021 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.

2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of March 31, 2022 and December 31, 2021 was 981,306 shares and 654,204 shares, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	440,079	$41.86
Issued	520,328	17.33
Vested	(81,130)	51.78
Forfeited	(39,000)	23.43
Unvested as of March 31, 2022	840,277	$26.57

As of March 31, 2022, total unrecognized compensation cost related to unvested restricted stock units was $20.9 million, which is expected to be recognized over a weighted-average period of 3.32 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	6,468,501	$16.92
Granted	1,631,898	17.63
Exercised	(72,278)	4.56		$739
Cancelled or Forfeited	(165,545)	21.50
Outstanding as of March 31, 2022	7,862,576	$17.10	8.68	$14,030
Exercisable as of March 31, 2022	2,496,400	$13.35	8.03	$8,116
Vested and expected to vest as of March 31, 2022	7,862,576	$17.10	8.68	$14,030
The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at March 31, 2022. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock on the exercise date.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three months ended March 31, 2022:

Three Months Ended March 31,
2022
Risk-free interest rate	1.61%
Expected term (in years)	6.15
Expected volatility	90.36%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$13.20
As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was $70.0 million, which is expected to be recognized over a weighted-average period of 2.76 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$3,214	$2,318
General and administrative	4,672	2,348
Total stock-based compensation expense	$7,886	$4,666

9. Net Loss per Share
The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	7,862,576	6,648,367
Unvested restricted stock units	840,277	328,363
Potential shares issuable under the 2020 ESPP	30,341	—
	8,733,194	6,976,730
10. Related Party Transactions
On September 11, 2019, the Company entered into a Cooperation and License Agreement (the “License Agreement”) with RogCon Inc. (“RogCon”). Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Pursuant to the terms of the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the associated research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. One of the founders of RogCon became the Company’s General Counsel in June 2020. The Company continues to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. Expenses incurred during all periods presented were not material. As of March 31, 2022, the Company had accrued expenses of $0.3 million due to RogCon under the License Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 and set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. We are applying insights from genetic epilepsies to both rare and more prevalent neurological and psychiatric disorders, using our understanding of shared biological targets and circuits in the brain. We apply a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a broad CNS portfolio with multiple programs, including product candidates across psychiatric disorders, movement disorders and epilepsy, with three clinical-stage product candidates. Each of our clinical-stage product candidates is advancing in more than one indication and we anticipate expansion into additional indications. We expect multiple topline readouts from our clinical-stage programs and anticipate the launch of two additional clinical development programs this year. In addition, we have established a robust pipeline of preclinical stage programs through internal research and in-licensing.

Our broad portfolio of CNS programs is currently structured by therapeutic focus in three franchises – Psychiatry, Movement Disorders and Epilepsy. Within our Psychiatry franchise, our most advanced clinical candidate, PRAX-114, is being developed for the treatment of a broad range of patients suffering from major depressive disorder, or MDD, and post-traumatic stress disorder, or PTSD. We have completed the Aria Study, a Phase 2/3, placebo-controlled study evaluating PRAX-114 for monotherapy treatment of MDD, and expect to report topline results in June 2022. Following topline results from the Aria Study, we intend to engage with the U.S. Food and Drug Administration, or FDA, for an end-of-Phase 2 meeting and subsequently initiate a Phase 3, placebo-controlled study in the fourth quarter of 2022. We also expect to report topline results from the Acapella Study, a Phase 2, placebo-controlled, dose-ranging study evaluating PRAX-114 for treatment of MDD, in the third quarter of 2022. In addition, we expect to report topline results from a Phase 2, placebo-controlled study evaluating PRAX-114 for the treatment of PTSD in the second half of 2022.

Within our Movement Disorders franchise, our second clinical candidate, PRAX-944, is being developed for the treatment of Essential Tremor, or ET, and Parkinson's Disease, or PD. In May 2022, we reported positive topline results from the second cohort of our Phase 2a trial evaluating PRAX-944 for the treatment of ET. We expect to report topline results from the Phase 2b placebo-controlled Essential1 Study for daytime treatment of ET in the second half of 2022. Following the topline results from the second cohort, Part B, of the Phase 2a study of PRAX-944 for the treatment of ET, we intend to change the primary endpoint of the Essential1 Study from safety to efficacy. We also initiated a Phase 2, placebo-controlled, crossover study to evaluate the safety, pharmacokinetics, or PK, and efficacy of daytime dosing of PRAX-114 for the treatment of ET in the first quarter of 2022 and expect to report topline results in the second half of 2022. In addition, the FDA cleared the Investigational New Drug, or IND, submission for a Phase 2 study of PRAX-944 for the treatment of PD. We intend to initiate a Phase 2, placebo-controlled trial to evaluate the safety, PK and efficacy of PRAX-944 as a non-dopaminergic treatment for the motor symptoms of PD in the second half of 2022.

Within our Epilepsy franchise, we expect to initiate a Phase 2, placebo-controlled study with our third clinical-stage candidate, PRAX-562, in the second half of 2022 for the treatment of rare pediatric Developmental and Epileptic Encephalopathies. Our most advanced preclinical stage product candidate within our Epilepsy franchise,

PRAX-222, is an antisense oligonucleotide, or ASO, designed to decrease the expression levels of the protein encoded by the gene SCN2A in patients with gain-of-function SCN2A mutations. In April 2022, we announced that we received an email communication from the FDA that our IND application for the first-in-patient study of PRAX-222 was place on clinical hold. The letter detailing the reasons for the hold is expected to be received from the FDA within 30 days of April 28, 2022. We expect to initiate a Phase 1 study with our preclinical candidate, PRAX-628, in the fourth quarter of 2022 and subsequently initiate a Phase 2 study in focal epilepsy in 2023. Our preclinical pipeline also consists of discovery programs in development for KCNT1 related epilepsy, three ASOs targeting SCN2A in patients with loss-of-function mutations, PCDH19 and SYNGAP1, respectively, and three additional discovery programs for undisclosed targets in psychiatry, movement disorders and epilepsy. We plan to declare ASO candidates for PRAX-080 for PCDH19 and PRAX-090 for SYNGAP1 in 2023.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $68.7 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $385.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance our lead product candidates, PRAX-114 and PRAX-944, to late stage clinical trials;
•advance our PRAX-562 product candidate to Phase 2 clinical trial;
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $222.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
Financial Operations Overview
Revenue
We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products for several years, if at all. If our development efforts for our current or future product candidates are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.
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
As a company operating in a virtual environment, a significant portion of our research and development costs have been external costs. We track direct external research and development expenses to specific franchises and product candidates upon commencement. Due to the number of ongoing studies and our ability to use resources across several projects, indirect or shared operating costs incurred for our research and development franchises, such as personnel, facility costs and certain consulting costs, are not recorded or maintained on a franchise-specific basis.
The following table reflects our research and development expenses, including direct expenses summarized by major franchise and other exploratory CNS indications and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Psychiatry	$14,438	$3,201
Epilepsy	14,264	4,926
Movement disorders	9,104	1,577
Other exploratory CNS indications	2,191	663
Personnel-related (including stock-based compensation)	11,141	6,505
Other indirect research and development expenses	1,514	1,057
Total research and development expenses	$52,652	$17,929
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
A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete our clinical development activities. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and require significant development costs.
General and Administrative Expense
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, legal, commercial and administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; commercial-related costs to support market assessments and scenario planning; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual franchises or product candidate. Costs to secure and defend our IP are expensed as incurred and are classified as general and administrative expenses.
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

Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. The income tax benefit (provision) for the three months ended March 31, 2022 and 2021 was not material.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2022	2021
Operating expenses:
Research and development	$52,652	$17,929	$34,723
General and administrative	16,197	9,490	6,707
Total operating expenses	68,849	27,419	41,430
Loss from operations	(68,849)	(27,419)	(41,430)
Total other income:
Other income, net	132	46	86
Total other income	132	46	86
Net loss	$(68,717)	$(27,373)	$(41,344)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended March 31,		Change
	2022	2021
Psychiatry	$14,438	$3,201	$11,237
Epilepsy	14,264	4,926	9,338
Movement disorders	9,104	1,577	7,527
Other exploratory CNS indications	2,191	663	1,528
Personnel-related (including stock-based compensation)	11,141	6,505	4,636
Other indirect research and development expenses	1,514	1,057	457
Total research and development expenses	$52,652	$17,929	$34,723
The $34.7 million increase in research and development expenses was primarily attributable to the following:
•$11.2 million increase in expense related to our psychiatry franchise, driven primarily by an increase in clinical-related spend for our PRAX-114 Phase 2/3 Aria and Acapella clinical trials which were initiated in the first quarter and second quarter of 2021, respectively;
•$9.3 million increase in expense related to our epilepsy franchise, driven primarily by an increase in clinical-related spend to support the initiation of our PRAX-562 Phase 2 developmental epileptic encephalopathies clinical trial and our anticipated PRAX-222 seamless clinical trial, an increase in clinical-related spend for our PRAX-562 Phase 1 clinical trial, an increase in preclinical activities for our earlier stage assets, and the payment of a $2.0 million license fee to Ionis Pharmaceuticals, Inc. in January of 2022 upon exercise of our exclusive option to obtain the rights and license to further develop and commercialize PRAX-222;
•$7.5 million increase in expense related to our movement disorders franchise, driven primarily by an increase in clinical-related spend for our PRAX-944 Phase 2 Essential1 clinical trial;

•$4.6 million increase in personnel-related costs due to increased headcount;
•$1.5 million increase in other exploratory CNS indications, driven primarily by clinical-related expenses for a planned Phase 2 trial in rare adult cephalgias which we have determined not to pursue, as well as increased preclinical activities for our earlier stage assets; and
•$0.5 million increase in other indirect research and development expenses, driven primarily by an increase in technology spend and related consulting costs to support our expanding operations.
General and Administrative Expense
The $6.7 million increase in general and administrative expenses was primarily attributable to the following:
•$5.0 million increase in personnel-related costs, driven primarily by increased headcount, including an increase of $2.4 million in stock-based compensation expense; and
•$1.7 million increase in other general and administrative expenses, none of which were individually significant.
Other Income
Other income for the three months ended March 31, 2022 and 2021 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the sale and issuance of equity securities. From inception through March 31, 2022, we have raised $517.8 million in aggregate cash proceeds from such transactions, net of issuance costs. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $222.5 million.
On November 3, 2021, we entered into an Open Market Sale Agreement, or the sales agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acts as sales agent. During the three months ended March 31, 2022, we issued and sold 70,410 shares under the sales agreement for aggregate net proceeds of $1.4 million. We have issued and sold a total of 462,407 shares under the sales agreement for aggregate net proceeds of $8.4 million after deducting commissions and offering expenses payable by us.
Historical Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(54,109)	$(25,722)
Investing activities	(8,550)	(140,010)
Financing activities	1,209	276
Net decrease in cash, cash equivalents and restricted cash	$(61,450)	$(165,456)
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
During the three months ended March 31, 2022, net cash used in operating activities of $54.1 million was primarily due to our $68.7 million net loss, partially offset by $8.5 million of non-cash charges primarily related to stock-based compensation, and $6.1 million in changes in operating assets and liabilities primarily related to increases in accounts payable and accrued expenses.
During the three months ended March 31, 2021, net cash used in operating activities of $25.7 million was primarily due to our $27.4 million net loss and $3.5 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses and prepaid expenses and other current assets, partially offset by $5.1 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities of $8.6 million was primarily related to the purchase of marketable securities, partially offset by the maturity of marketable securities.
During the three months ended March 31, 2021, net cash used in investing activities of $140.0 million was primarily related to the purchase of marketable securities.
Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities of $1.2 million consisted of net proceeds from at-the-market offerings of $1.4 million and net proceeds from the exercise of stock options of $0.3 million partially offset by the payment of issuance costs for our at-the-market offerings and the payment of taxes related to the vesting of restricted stock units.
During the three months ended March 31, 2021, net cash provided by financing activities was not material.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.
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
Item 4. Controls and Procedures.
Management’s Evaluation of Our Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of

March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
The risk factor set forth below updates, and should be read in conjunction with, the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022. There have otherwise been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with the Good Laboratory Practice requirements and other applicable regulations of the U.S. Food and Drug Administration, or FDA;
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
•failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s Good Clinical Practice requirements, or applicable regulatory guidelines in other countries;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in trials of the same class of agents conducted by other companies;
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
Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. Before commencing a clinical trial, the FDA or comparable foreign regulatory authorities could raise questions or concerns with our proposed clinical protocol, including issuing a clinical hold on a trial until such questions or concerns are resolved, which could delay our clinical development plans. For example, in April 2022, our Investigational New Drug application for the study of PRAX-222 was placed on clinical hold by the FDA. We have not received the clinical hold letter that will provide full details on the reasons for the hold and will need to assess the impact, if any, once we have received the letter. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, we may need to amend clinical trial protocols that could require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Some of our trials are, have been, and may in the future be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. For example, prior major depressive disorder studies have exhibited a high placebo effect. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials. Additionally, the trial design differences and placebo effects that may be possible in clinical research for the indications we are studying may make it difficult to extrapolate the results of earlier clinical trials to later clinical trials or to interpret the clinical data in any of our trials.
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
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States, including our ability to prosecute or maintain patents in Russia due to the sanctions imposed by the United States and other countries on Russia as a result of Russia’s invasion of Ukraine and our ability to enforce patents due to Russia's March 2022 decree that allows the use of inventions, utility models and industrial designs that are held by owners from "unfriendly countries," including the United States, without consent or paying any compensation;
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
•difficulties associated with staffing and managing international operations, including differing labor relations
•potential liability under the Foreign Corrupt Practices Act, U.K. Bribery Act of 2010 or comparable foreign laws, including expanded sanctions imposed by the United States and other countries on Russia due to Russia's invasion of Ukraine;
•business interruptions resulting from geo-political actions, including war and terrorism, such as Russia's invasion of Ukraine, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics such as COVID-19; and
•cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect, including an increased likelihood that Russia's invasion of Ukraine could result in more cyberattacks or cybersecurity incidents.
These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended March 31, 2022.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any repurchases of shares of common stock during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 20, 2020).

3.2	Amended and Restated Bylaws of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 7, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

PRAXIS PRECISION MEDICINES, INC.

Date:	May 9, 2022	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)