Form 10-Q
period 2022-06-30
Praxis Precision Medicines, Inc.
filed 2022-08-08
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of August 5, 2022, the registrant had 45,576,128 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

•We depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

•Business interruptions resulting from COVID-19 or a similar pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.

•The price of our stock has been and may in the future be volatile, and you could lose all or part of your investment.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$56,039	$138,704
Marketable securities	109,365	137,207
Prepaid expenses and other current assets	10,176	11,498
Total current assets	175,580	287,409
Property and equipment, net	1,134	1,213
Operating lease right-of-use assets	3,287	3,653
Other non-current assets	416	472
Total assets	$180,417	$292,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,821	$10,780
Accrued expenses	25,768	26,844
Operating lease liabilities	949	810
Total current liabilities	38,538	38,434
Long-term liabilities:
Non-current portion of operating lease liabilities	3,010	3,501
Total liabilities	41,548	41,935
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 45,575,406 shares issued and outstanding as of June 30, 2022, and 45,300,514 shares issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	585,070	567,598
Accumulated other comprehensive loss	(680)	(176)
Accumulated deficit	(445,526)	(316,615)
Total stockholders’ equity	138,869	250,812
Total liabilities and stockholders’ equity	$180,417	$292,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$43,620	$25,678	$96,272	$43,607
General and administrative	16,774	10,805	32,971	20,295
Total operating expenses	60,394	36,483	129,243	63,902
Loss from operations	(60,394)	(36,483)	(129,243)	(63,902)
Other income:
Other income, net	200	82	332	128
Total other income	200	82	332	128
Net loss	$(60,194)	$(36,401)	$(128,911)	$(63,774)
Net loss per share attributable to common stockholders, basic and diluted	$(1.32)	$(0.88)	$(2.83)	$(1.59)
Weighted average common shares outstanding, basic and diluted	45,542,600	41,569,782	45,499,131	40,028,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(60,194)	$(36,401)	$(128,911)	$(63,774)
Net unrealized (losses) gains on marketable securities, net of tax	(74)	36	(504)	(50)
Comprehensive loss	$(60,268)	$(36,365)	$(129,415)	$(63,824)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	45,300,514	$5	$567,598	$(316,615)	$(176)	$250,812
Stock-based compensation expense	—	—	7,886	—	—	7,886
Issuance of common stock from at-the-market public offerings, net of issuance costs	70,410	—	1,368	—	—	1,368
Vesting of restricted stock units	81,130	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(17,850)	—	(230)	—	—	(230)
Issuance of common stock upon exercise of stock options	72,278	—	333	—	—	333
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(68,717)	—	(68,717)
Balance at March 31, 2022	45,506,482	$5	$576,955	$(385,332)	$(606)	$191,022
Stock-based compensation expense	—	—	7,611	—	—	7,611
Issuance of common stock under employee stock purchase plan	51,645	—	454	—	—	454
Vesting of restricted stock units	6,361	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(2,225)	—	(17)	—	—	(17)
Issuance of common stock upon exercise of stock options	13,143	—	67	—	—	67
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(74)	(74)
Net loss	—	—	—	(60,194)	—	(60,194)
Balance at June 30, 2022	45,575,406	$5	$585,070	$(445,526)	$(680)	$138,869
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

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(128,911)	$(63,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	212	50
Stock-based compensation expense	15,497	10,066
Non-cash operating lease expense	366	475
Amortization of premiums and discounts on marketable securities, net	598	815
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	722	(3,531)
Accounts payable	1,041	3,708
Accrued expenses	(547)	(3,106)
Operating lease liabilities	(352)	(373)
Other	56	(65)
Net cash used in operating activities	(111,318)	(55,735)
Cash flows from investing activities:
Purchases of property and equipment	(399)	(69)
Purchases of marketable securities	(83,022)	(164,170)
Maturities of marketable securities	109,761	—
Net cash provided (used) in investing activities	26,340	(164,239)
Cash flows from financing activities:
Proceeds from follow-on public offering, net of issuance costs	—	98,576
Proceeds from at-the-market offerings, net of issuance costs	1,368	—
Payment of issuance costs for at-the-market offerings and initial public offering	(262)	(575)
Payments of tax withholdings related to vesting of restricted stock units	(246)	—
Proceeds from exercise of options and employee stock purchase plan contributions	853	1,660
Net cash provided by financing activities	1,713	99,661
Decrease in cash, cash equivalents and restricted cash	(83,265)	(120,313)
Cash, cash equivalents and restricted cash, beginning of period	139,720	297,208
Cash, cash equivalents and restricted cash, end of period	$56,455	$176,895
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	56,039	175,879
Restricted cash	416	1,016
Total cash, cash equivalents and restricted cash	$56,455	$176,895
Supplemental disclosures of non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,086
Offering costs included in accounts payable and accrued expenses	$—	$163
Purchases of property and equipment included in accounts payable	$—	$83
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system ("CNS") disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. The Company is applying insights from genetic epilepsies to both rare and more prevalent neurological disorders, using its understanding of shared biological targets and circuits in the brain. The Company applies a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a broad CNS portfolio with multiple programs, including product candidates across movement disorders, epilepsy and psychiatric disorders, with three clinical-stage product candidates. The Company expects to announce topline results from the Phase 2b clinical trial in essential tremor, or ET, for its lead clinical-stage movement disorders program, the initiation of two first-in-patient studies for its lead small molecule epilepsy program and its lead antisense oligonucleotide, or ASO, epilepsy program and the launch of an additional clinical development program this year. In addition, the Company has established a robust pipeline of preclinical stage programs through internal research and in-licensing, including one of the largest portfolios of targeted epilepsy programs in the industry.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under its shelf registration statement. From inception through June 30, 2022, the Company raised $517.8 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $128.9 million for the six months ended June 30, 2022. In addition, as of June 30, 2022, the Company had an accumulated deficit of $445.5 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2022 of $165.4 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2021 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. Financial statement disclosures for the three and six months ended June 30, 2022 and 2021 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ended December 31, 2022, any other interim periods, or any future year or period.
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

3. Marketable Securities
The following is a summary of the Company's investment portfolio as of June 30, 2022 and December 31, 2021 (in thousands).

	As of June 30, 2022
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$45,039	$—	$(609)	$44,430
Commercial paper	32,958	—	—	32,958
Debt securities issued by U.S. government agencies	32,048	—	(71)	31,977
Total securities with a maturity of one year or less	$110,045	$—	$(680)	$109,365

Total available-for-sale securities	$110,045	$—	$(680)	$109,365

	As of December 31, 2021
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$52,214	$—	$(31)	$52,183
Commercial paper	34,993	—	—	34,993
Debt securities issued by U.S. government agencies	12,111	—	(8)	12,103
Other debt securities	6,398	1	—	6,399
Total securities with a maturity of one year or less	$105,716	$1	$(39)	$105,678

Corporate debt securities	31,667	—	(138)	31,529
Total securities with a maturity of one to two years	$31,667	$—	$(138)	$31,529
Total available-for-sale securities	$137,383	$1	$(177)	$137,207
As of June 30, 2022, the Company had 13 securities with a total fair market value of $76.4 million in an unrealized loss position. As of December 31, 2021, the Company had 14 securities with a total fair market value of $95.8 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and six months ended June 30, 2022 and 2021.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,552	$—	$—	$35,552
Marketable securities:
Corporate debt securities	—	44,430	—	44,430
Commercial paper	—	32,958	—	32,958
Debt securities issued by U.S. government agencies	31,977	—	—	31,977
	$67,529	$77,388	$—	$144,917

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,372	$—	$—	$131,372
Marketable securities:
Corporate debt securities	—	83,712	—	83,712
Commercial paper	—	34,993	—	34,993
Debt securities issued by U.S. government agencies	12,103	—	—	12,103
Other debt securities	—	6,399	—	6,399
	$143,475	$125,104	$—	$268,579
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued external research and development expenses	$20,067	$17,763
Accrued personnel-related expenses	2,420	7,180
Accrued other	3,281	1,901
Total accrued expenses	$25,768	$26,844
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. This lease qualifies as an operating lease.

7. Common Stock and Preferred Stock
Common Stock
As of June 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of June 30, 2022 and December 31, 2021, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	June 30, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options	9,826,672	6,468,501
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	957,739	2,667,780
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	929,661	654,204
Shares reserved for vesting of restricted stock units	856,287	440,079
Total shares of authorized common stock reserved for future issuance	12,570,359	10,230,564

Preferred Stock
As of June 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
8. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of June 30, 2022 and December 31, 2021 was 7,449,480 shares and 5,184,455 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan”) as of June 30, 2022 and December 31, 2021 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.

2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of June 30, 2022 and December 31, 2021 was 981,306 shares and 654,204 shares, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	440,079	$41.86
Issued	625,578	16.06
Vested	(87,491)	49.86
Forfeited	(121,879)	23.85
Unvested as of June 30, 2022	856,287	$24.76

As of June 30, 2022, total unrecognized compensation cost related to unvested restricted stock units was $18.6 million, which is expected to be recognized over a weighted-average period of 3.11 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	6,468,501	$16.92
Granted	3,881,427	9.38
Exercised	(85,421)	4.64		$785
Cancelled or Forfeited	(437,835)	22.94
Outstanding as of June 30, 2022	9,826,672	$13.79	8.70	$753
Exercisable as of June 30, 2022	2,904,632	$13.88	7.63	$141
Vested and expected to vest as of June 30, 2022	9,826,672	$13.79	8.70	$753
The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at June 30, 2022. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock on the exercise date.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Risk-free interest rate	3.15%	2.50%
Expected term (in years)	6.01	6.07
Expected volatility	88.42%	89.23%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$2.53	$7.02
As of June 30, 2022, total unrecognized compensation cost related to unvested stock options was $65.3 million, which is expected to be recognized over a weighted-average period of 2.59 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,987	$2,031	$6,201	$4,349
General and administrative	4,624	3,369	9,296	5,717
Total stock-based compensation expense	$7,611	$5,400	$15,497	$10,066

9. Net Loss per Share
The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	9,826,672	6,608,072	9,826,672	6,608,072
Unvested restricted stock units	856,287	340,563	856,287	340,563
Potential shares issuable under the 2020 ESPP	55,244	—	55,244	—
	10,738,203	6,948,635	10,738,203	6,948,635
10. Related Party Transactions
On September 11, 2019, the Company entered into a Cooperation and License Agreement (the “License Agreement”) with RogCon Inc. (“RogCon”). Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Pursuant to the terms of the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the associated research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. One of the founders of RogCon became the Company’s General Counsel in June 2020. The Company continues to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. Expenses incurred during all periods presented were not material. As of June 30, 2022, the Company had accrued expenses of $0.3 million due to RogCon under the License Agreement.
11. Restructuring
In June 2022, the Company began a strategic realignment to focus resources on its Movement Disorders and Epilepsy franchises, which resulted in a reduction of the Company’s workforce.
The Company incurred $1.0 million of costs related to the realignment, of which $0.6 million has been recognized in research and development expenses and $0.4 million has been recognized in general and administrative expenses in the condensed consolidated statement of operations during the three and six months ended June 30, 2022. These costs relate to employee severance, benefits and related costs. The Company does not expect to incur any additional significant costs related to the strategic realignment.
As of June 30, 2022, $0.5 million of the $1.0 million costs were paid. The remaining $0.5 million of costs are included within accrued expenses on the condensed consolidated balance sheet as of June 30, 2022 and are expected to be disbursed during the period from July 1, 2022 through December 31, 2022.
12. Subsequent Events
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
Overview
We are a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. We are applying insights from genetic epilepsies to both rare and more prevalent neurological disorders, using our understanding of shared biological targets and circuits in the brain. We apply a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a broad CNS portfolio with multiple programs, including product candidates across movement disorders, epilepsy and psychiatric disorders, with three clinical-stage product candidates. We expect to announce topline results from the Phase 2b clinical trial in essential tremor, or ET, for our lead clinical-stage movement disorder program, the initiation of two first-in-patient studies for our lead small molecule epilepsy program and our lead antisense oligonucleotide, or ASO, epilepsy program and the launch of an additional clinical development program this year. In addition, we have established a robust pipeline of preclinical-stage programs through internal research and in-licensing, including one of the largest portfolios of targeted epilepsy programs in the industry.
Within our Movement Disorders franchise, our lead clinical candidate, PRAX-944, is being developed for the treatment of ET and Parkinson's Disease, or PD. In May 2022, we reported positive topline results from the second cohort of our Phase 2a trial evaluating PRAX-944 for the treatment of ET. We expect to report topline results from the Phase 2b placebo-controlled Essential1 Study for daytime treatment of ET in the fourth quarter of 2022. Following the positive Phase 2a topline results announced in May 2022, the primary endpoint of the Essential1 Study was revised to change from baseline to Day 56 on modified Activities of Daily Living and we plan to randomize approximately 130 participants. We intend to initiate a Phase 2, placebo-controlled trial to evaluate the safety, pharmacokinetics, or PK, and efficacy of PRAX-944 as a non-dopaminergic treatment for the motor symptoms of PD in the second half of 2022, and expect to report topline results in 2023.
Within our Epilepsy franchise, we completed a Phase 1, two-part, placebo controlled study evaluating the safety, tolerability, PK and pharmacodynamics of our lead small molecule epilepsy candidate, PRAX-562. We are expecting to initiate a Phase 2, placebo-controlled study with PRAX-562 in the second half of 2022 for the treatment of rare pediatric Developmental and Epileptic Encephalopathies, or DEEs, and expect to report topline results in mid-2023. Our most advanced preclinical stage product candidate within our Epilepsy franchise, PRAX-222, is an ASO designed to decrease the expression levels of the protein encoded by the gene SCN2A in patients with gain-of-function SCN2A mutations. In April 2022, we announced that we received an email communication from the U.S. Food and Drug Administration, or FDA, that our Investigational New Drug, or IND, application for the first-in-patient study of PRAX-222 was place on clinical hold. In June 2022, we announced that additional communication from the FDA indicated that the IND could be cleared upon submission of additional documentation related to the completed 13-week non-human primate toxicology study supporting the starting dose proposed by us. We have submitted the requested documentation for the 13-week non-human primate toxicology study and will engage with the FDA on the study design as needed, upon completion of their review of these data. We expect to start a first-in-patient study with PRAX-222 in the second half of 2022. In addition, we expect to initiate a Phase 1 study with our preclinical candidate, PRAX-628, in the fourth quarter of 2022 and subsequently initiate a Phase 2 study in focal epilepsy in 2023. Our disclosed preclinical pipeline also consists of discovery programs in development for KCNT1 related epilepsy, three ASOs targeting SCN2A in patients with loss-of-function mutations, PCDH19 and SYNGAP1, respectively, and two additional discovery programs for undisclosed targets in movement disorders and epilepsy. We plan to advance ASO candidates, PRAX-080 for PCDH19 and PRAX-090 for SYNGAP1 into preclinical development in 2023.
Within Psychiatry, in June 2022, we announced that the Phase 2/3 Aria Study, evaluating the efficacy and safety of PRAX-114 for monotherapy treatment of major depressive disorder, or MDD, did not achieve statistical significance on the primary endpoint of change from baseline in the 17-item Hamilton Depression Rating Scale total score at Day 15, or on any secondary endpoints. As a result, we closed screening and enrollment in the Phase 2 Acapella Study which is evaluating the presence of a dose response signal for PRAX-114 in MDD at doses up to 60 mg, and we intend to read out results from approximately 100 patients in the third quarter of 2022. We also stopped enrollment in the Phase 2 study evaluating PRAX-114 for the treatment of post-traumatic stress disorder and discontinued the Phase 2 crossover study to evaluate the safety, pharmacokinetics and efficacy of daytime dosing of PRAX-114 for the treatment of ET.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $128.9 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $445.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance our lead product candidate, PRAX-944, to a late stage clinical trial;
•advance our PRAX-562 product candidate to Phase 2 clinical trial;
•advance our PRAX-222 product candidate to clinical trials;
•advance our preclinical candidates to clinical trials;
•further invest in our pipeline;
•further invest in our manufacturing capabilities;
•seek regulatory approval for our product candidates;
•maintain, expand, protect and defend our IP portfolio;
•acquire or in-license technology;
•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•take precautionary measures to help minimize the risk of COVID-19 to our employees; and
•when needed, increase our headcount to support our development efforts and any future commercialization efforts.
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $165.4 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditures into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
Restructuring
In June 2022, we began a strategic realignment to focus resources on our Movement Disorders and Epilepsy franchises, which resulted in a reduction of our workforce.
We incurred $1.0 million of costs related to the realignment, of which $0.6 million has been recognized in research and development expenses and $0.4 million has been recognized in general and administrative expenses in the condensed consolidated statement of operations during the three and six months ended June 30, 2022. These costs relate to employee severance, benefits and related costs. We do not expect to incur any additional significant costs related to the strategic realignment.
As of June 30, 2022, $0.5 million of the $1.0 million costs were paid. The remaining $0.5 million of costs are included within accrued expenses on the condensed consolidated balance sheet as of June 30, 2022 and are expected to be disbursed during the period from July 1, 2022 through December 31, 2022.
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
•costs incurred with third-party contract development and manufacturing organizations to acquire, develop and manufacture materials for preclinical and clinical studies; and
•depreciation, amortization and other direct and allocated expenses, including rent and other operating costs, incurred as a result of our research and development activities.
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
The following table reflects our research and development expenses, including direct expenses summarized by major franchise and other exploratory CNS indications and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Psychiatry	$11,314	$6,640	$25,752	$9,841
Epilepsy	10,685	5,839	24,949	10,765
Movement disorders	8,411	3,795	17,515	5,372
Other exploratory CNS indications	248	819	2,439	1,482
Personnel-related (including stock-based compensation)	10,735	6,745	21,876	13,250
Other indirect research and development expenses	2,227	1,840	3,741	2,897
Total research and development expenses	$43,620	$25,678	$96,272	$43,607
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will be maintained or increase in the foreseeable future as we advance our product candidates through the development phase, and as we continue to discover and develop additional product candidates, build manufacturing capabilities and expand into additional therapeutic areas.
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
•our ability to successfully complete clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
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

These costs relate to the operation of the business and are unrelated to the research and development function or any individual franchise or product candidate.
We anticipate that our general and administrative expenses may increase in the future as we increase our headcount, when needed, to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to incur additional IP-related expenses as we file patent applications to protect innovations arising from our research and development activities.
Other Income
Other Income, Net
Other income, net consists of interest income from our cash, cash equivalents and marketable securities and amortization of investment premiums and discounts.
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. The income tax benefit (provision) for the three and six months ended June 30, 2022 and 2021 was not material.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Operating expenses:
Research and development	$43,620	$25,678	$17,942
General and administrative	16,774	10,805	5,969
Total operating expenses	60,394	36,483	23,911
Loss from operations	(60,394)	(36,483)	(23,911)
Other income:
Other income, net	200	82	118
Total other income	200	82	118
Net loss	$(60,194)	$(36,401)	$(23,793)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Psychiatry	$11,314	$6,640	$4,674
Epilepsy	10,685	5,839	4,846
Movement disorders	8,411	3,795	4,616
Other exploratory CNS indications	248	819	(571)
Personnel-related (including stock-based compensation)	10,735	6,745	3,990
Other indirect research and development expenses	2,227	1,840	387
Total research and development expenses	$43,620	$25,678	$17,942

The $17.9 million increase in research and development expenses was primarily attributable to the following:
•$4.8 million increase in expense related to our epilepsy franchise, driven primarily by an increase in clinical-related spend for our PRAX-562 Phase 1 clinical trial, an increase in preclinical activities for our earlier stage assets and an increase in clinical-related spend to support the initiation of our anticipated PRAX-222 seamless clinical trial and our PRAX-562 Phase 2 DEEs clinical trial;
•$4.7 million increase in expense related to our psychiatry franchise, driven primarily by an increase in clinical-related spend for our PRAX-114 Phase 2 Acapella clinical trial which was initiated in the second quarter of 2021 and our Phase 2 placebo-controlled study evaluating PRAX-114 for the treatment of PTSD which was initiated in the fourth quarter of 2021;
•$4.6 million increase in expense related to our movement disorders franchise, driven primarily by an increase in clinical-related spend for our PRAX-944 Phase 2 Essential1 clinical trial; and
•$4.0 million increase in personnel-related costs due to increased headcount.
General and Administrative Expense
The $6.0 million increase in general and administrative expenses was primarily attributable to the following:
•$3.4 million increase in personnel-related costs due to increased headcount; and
•$2.6 million increase in other general and administrative expenses, none of which were individually significant.
Other Income
Other income for the three months ended June 30, 2022 and 2021 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2022	2021
Operating expenses:
Research and development	$96,272	$43,607	$52,665
General and administrative	32,971	20,295	12,676
Total operating expenses	129,243	63,902	65,341
Loss from operations	(129,243)	(63,902)	(65,341)
Other income:
Other income, net	332	128	204
Total other income	332	128	204
Net loss	$(128,911)	$(63,774)	$(65,137)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Six Months Ended June 30,		Change
	2022	2021
Psychiatry	$25,752	$9,841	$15,911
Epilepsy	24,949	10,765	14,184
Movement disorders	17,515	5,372	12,143
Other exploratory CNS indications	2,439	1,482	957
Personnel-related (including stock-based compensation)	21,876	13,250	8,626
Other indirect research and development expenses	3,741	2,897	844
Total research and development expenses	$96,272	$43,607	$52,665
The $52.7 million increase in research and development expenses was primarily attributable to the following:
•$15.9 million increase in expense related to our psychiatry franchise, driven primarily by an increase in clinical-related spend for our PRAX-114 Phase 2/3 Aria and Phase 2 Acapella clinical trials which were initiated in the first quarter and second quarter of 2021, respectively;
•$14.2 million increase in expense related to our epilepsy franchise, driven primarily by an increase in clinical-related spend to support the initiation of our anticipated PRAX-222 seamless clinical trial and our PRAX-562 Phase 2 developmental epileptic encephalopathies clinical trial, an increase in clinical-related spend for our PRAX-562 Phase 1 clinical trial, an increase in preclinical activities for our earlier stage assets, and the payment of a $2.0 million license fee to Ionis Pharmaceuticals, Inc. in January of 2022 upon exercise of our exclusive option to obtain the rights and license to further develop and commercialize PRAX-222;
•$12.1 million increase in expense related to our movement disorders franchise, driven primarily by an increase in clinical-related spend for our PRAX-944 Phase 2 Essential1 clinical trial; and
•$8.6 million increase in personnel-related costs due to increased headcount.
General and Administrative Expense
The $12.7 million increase in general and administrative expenses was primarily attributable to the following:
•$8.4 million increase in personnel-related costs due to increased headcount; and
•$3.6 million increase in professional fees, including a $1.4 million increase in legal fees due to increased corporate activity and patent-related work.
Other Income
Other income for the six months ended June 30, 2022 and 2021, was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under our shelf registration statement. From inception through June 30, 2022, we have raised $517.8 million in aggregate cash proceeds from such transactions, net of issuance costs. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $165.4 million.
On November 3, 2021, we entered into an Open Market Sale Agreement, or the sales agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acts as sales agent. During the three months ended June 30, 2022, we did not sell any shares under the sales agreement. During the six months ended June 30, 2022, we issued and sold 70,410 shares under the sales agreement for aggregate net proceeds of $1.4 million. We have issued and sold a total of 462,407 shares under the sales agreement for aggregate net proceeds of $8.4 million after deducting commissions and offering expenses payable by us.
Historical Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(111,318)	$(55,735)
Investing activities	26,340	(164,239)
Financing activities	1,713	99,661
Net decrease in cash, cash equivalents and restricted cash	$(83,265)	$(120,313)
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
During the six months ended June 30, 2022, net cash used in operating activities of $111.3 million was primarily due to our $128.9 million net loss, partially offset by $16.7 million of non-cash charges primarily related to stock-based compensation and $0.9 million in changes in operating assets and liabilities primarily related to an increase in accounts payable and a decrease in prepaid expenses and other current assets.
During the six months ended June 30, 2021, net cash used in operating activities of $55.7 million was primarily due to our $63.8 million net loss and $3.4 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses and an increase in prepaid expenses and other current assets, partially offset by $11.4 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the six months ended June 30, 2022, net cash provided by investing activities of $26.3 million was primarily related to maturities of marketable securities, partially offset by purchases of marketable securities.
During the six months ended June 30, 2021, net cash used in investing activities of $164.2 million was primarily related to the purchase of marketable securities.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities of $1.7 million consisted of net proceeds from at-the-market offerings of $1.4 million and proceeds from purchases of common stock under our employee stock purchase plan and from the exercise of stock options, partially offset by the payment of issuance costs for our at-the-market offerings and the payment of taxes related to the vesting of restricted stock units.
During the six months ended June 30, 2021, net cash provided by financing activities of $99.7 million consisted of net proceeds from our follow-on public offering of $98.6 million and net proceeds from the exercise of stock options, partially offset by the payment of issuance costs for our initial public offering..
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

•advance the clinical development of our clinical-stage product candidates within our movement disorders and epilepsy franchises;
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
•when needed, add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operations as a public company; and
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.
In June 2022, following the Aria Study topline results, we announced a strategic realignment to focus resources on our Movement Disorders and Epilepsy franchises, which resulted in a reduction of our workforce and future operating expenses and extended our cash runway.
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or SEC, before deciding to invest in our common stock. The risks described below are not the only risks facing our company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results and financial condition to suffer materially. In such event, the trading price of our common stock could decline, and you might lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
Risks Related to Past Financial Condition
We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $128.9 million and $167.1 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $445.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of and seek regulatory approvals for our product candidates in our initial and potential additional indications as well as for other product candidates.
We anticipate that our expenses will increase substantially if and as we:
•continue to develop and conduct clinical trials, including in expanded geographies such as Europe, for our product candidates;
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
We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. We are currently evaluating (i) PRAX-944 for the treatment of essential tremor, or ET, and Parkinson's Disease, (ii) PRAX-562 for the treatment of a broad range of rare CNS disorders, including severe pediatric epilepsies and rare adult cephalgias; (iii) PRAX-222 for the treatment of SCN2A development and epileptic encephalopathy, or SCN2A-DEE; and (iv) PRAX-114 for the treatment of psychiatric disorders. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe we will be able to efficiently generate proof-of-concept data. If any of our product candidates is approved, we then intend to expand to clinical testing and potentially seek regulatory approvals in other neurological and psychiatric disease indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to gain regulatory approval in another indication or expand to other indications.
In addition, we may focus resources on pursuing indications outside of neurology based on the same strategic approach (e.g., human genetics, mechanistic rationale, the availability of translational tools, clinical development path, commercial opportunity) we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in June 2022, we announced that we are undergoing a strategic realignment to focus resources on our Movement Disorders and Epilepsy franchises. Additionally, we may reprioritize product candidate development plans and activities at any time and delay or terminate development of any product candidates we identify. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurological and psychiatric diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
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
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. For example, in June 2022, we announced that the Phase 2/3 Aria Study evaluating the efficacy and safety of PRAX-114 for monotherapy treatment of major depressive disorder did not achieve statistical significance on the primary endpoint of change from baseline in the 17-item Hamilton Depression Rating Scale total score at Day 15, or on any secondary endpoints. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of our product candidates. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:
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
Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. Before commencing a clinical trial, the FDA or comparable foreign regulatory authorities could raise questions about or concerns with our proposed clinical protocol, including issuing a clinical hold on a trial until such questions or concerns are resolved, which could delay our clinical development plans. For example, in May 2022, we received a letter from the FDA providing additional information on the clinical hold placed on our Investigational New Drug application, or IND, for the study of PRAX-222. Our subsequent communications with the FDA indicated that, upon submission of additional documentation in relation to the completed 13-week non-human primate toxicology study supporting our proposed starting dose, the IND could be cleared. We have submitted the requested documentation for the 13-week non-human primate toxicology study and will engage with the FDA on the study design, as needed upon completion of their review of these data.
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
We previously conducted preclinical studies and clinical trials in Australia and New Zealand and we may in the future conduct preclinical studies and clinical trials in other jurisdictions outside the United States. The acceptance of study data from preclinical studies and clinical trials conducted outside the United States may be subject to certain conditions for acceptance. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-United States clinical trial was inadequate, which could require us to conduct additional clinical trials. Many foreign regulatory bodies, such as the EMA, have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We have obtained orphan drug designation for PRAX-562 and PRAX-222 and may plan to seek orphan drug designation for additional product candidates, but we may be unable to obtain or maintain such a designation or the benefits associated with orphan drug status, including marketing exclusivity, which may cause our revenue, if any, to be reduced.
In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested and granted by the FDA before a new NDA is submitted. After the FDA grants orphan drug designation, it will disclose publicly the generic identity of the drug and its potential orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The FDA has granted orphan drug designation to PRAX-562 for the treatment of SCN2A-DEE and SCN8A-DEE, respectively, and to PRAX-222 for the treatment of SCN2A-DEE.
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
The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Prior to commercialization, centrally acting drugs, such as those we are developing, are generally subject to review and potential scheduling by the DEA. It is possible that our product candidates may be regulated by the DEA as controlled substances, which would subject such product candidates to additional restrictions regarding their manufacture, shipment, storage, sale and use, depending on the scheduling of the active ingredients, and may limit the commercial potential of any of our product candidates, if approved.
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
Specifically, we face competition with T-type calcium channel inhibitor programs in development targeting ET, including that of Jazz Pharmaceuticals, as well as other programs in clinical development targeting other mechanisms of action, and approved therapies, such as propranolol, and off-label therapies, such as primidone; and sodium channel blocker or similar programs in development for DEEs, including those of SK-Pharma, Xenon Pharmaceuticals, Neurocrine Biosciences and Stoke Therapeutics, as well as other programs in clinical development targeting other mechanisms of action, and approved therapies including other existing ion channel blockers.
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

We depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
We have, and may seek in the future, third-party collaborators for the research, development and commercialization of certain of the product candidates we may develop. For example, we have a collaboration with Ionis Pharmaceuticals, Inc. to further our development of product candidates and to enhance our research efforts directed to developing a product candidate for the treatment of epilepsy. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic institutions, such as The Florey Institute of Neuroscience. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
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
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States, including our ability to prosecute or maintain patents in Russia due to the sanctions imposed by the United States and other countries on Russia as a result of Russia’s invasion of Ukraine and our ability to enforce patents due to Russia's March 2022 decree that allows the use of inventions, utility models and industrial designs that are held by intellectual property owners from "unfriendly countries," including the United States, without the consent of or payment of any compensation to such owners;
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
Our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, principal consultants and others, including Marcio Souza, our President and Chief Executive Officer, and Timothy Kelly, our Chief Financial Officer. We have entered into employment agreements with Mr. Souza and Mr. Kelly, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. In August 2022, Bernard Ravina stepped down as our Chief Medical Officer and transitioned to a part-time role as strategic advisor. This change in our senior management may be disruptive to our business, and if we are unable to manage an orderly transition of Dr. Ravina's duties to our clinical team or to a new Chief Medical Officer, our business may be adversely affected. We do not maintain “key person” insurance for any of our executives or other employees.
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
In addition, we have a limited number of employees to manage and operate our business. We cannot ensure that we will be able to maintain adequate staff to develop our product candidates, to run our operations or accomplish our objectives. If we are unable to maintain adequate staffing levels, our business and operations could be materially adversely affected.
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
Risks Related to Our Common Stock
Risks Related to Investment in Securities
The price of our stock has been and may in the future be volatile, and you could lose all or part of your investment.
The trading price of our common stock has been and is likely to continue to be highly volatile and has been subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the trading price of our common stock experienced a significant decline after our June 2022 announcement of the Phase 2/3 Aria Study results. In addition to the factors discussed in this “Risk Factors” section, factors that may affect the trading price of our common stock include:
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of the COVID-19 pandemic and general economic conditions. Broad market and industry factors have negatively affected and may continue to negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
We are a smaller reporting company as defined under SEC rules. As a smaller reporting company, we are able to take advantage of certain exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and providing only two years of audited financial statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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
We did not make any sales of unregistered securities during the three months ended June 30, 2022.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any repurchases of shares of common stock during the three months ended June 30, 2022.

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

10.1
Transition Agreement dated July 26, 2022, by and between Praxis Precision Medicines, Inc. and Bernard Ravina (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on July 26, 2022.

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

PRAXIS PRECISION MEDICINES, INC.

Date:	August 8, 2022	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)