Form 10-Q
period 2022-09-30
Praxis Precision Medicines, Inc.
filed 2022-11-09
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of November 4, 2022, the registrant had 47,118,578, shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,440	$138,704
Marketable securities	61,300	137,207
Prepaid expenses and other current assets	8,572	11,498
Total current assets	132,312	287,409
Property and equipment, net	1,077	1,213
Operating lease right-of-use assets	3,097	3,653
Other non-current assets	416	472
Total assets	$136,902	$292,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,122	$10,780
Accrued expenses	17,884	26,844
Operating lease liabilities	977	810
Total current liabilities	28,983	38,434
Long-term liabilities:
Non-current portion of operating lease liabilities	2,756	3,501
Total liabilities	31,739	41,935
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 46,864,327 shares issued and outstanding as of September 30, 2022, and 45,300,514 shares issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	595,165	567,598
Accumulated other comprehensive loss	(536)	(176)
Accumulated deficit	(489,471)	(316,615)
Total stockholders’ equity	105,163	250,812
Total liabilities and stockholders’ equity	$136,902	$292,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$30,439	$33,139	$126,711	$76,746
General and administrative	13,851	11,634	46,822	31,929
Total operating expenses	44,290	44,773	173,533	108,675
Loss from operations	(44,290)	(44,773)	(173,533)	(108,675)
Other income:
Other income, net	345	73	677	201
Total other income	345	73	677	201
Loss before income taxes	$(43,945)	$(44,700)	$(172,856)	$(108,474)
Provision for income taxes	—	(5)	—	(5)
Net loss	$(43,945)	$(44,705)	$(172,856)	$(108,479)
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.00)	$(3.79)	$(2.61)
Weighted average common shares outstanding, basic and diluted	45,774,376	44,714,941	45,591,888	41,608,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(43,945)	$(44,705)	$(172,856)	$(108,479)
Change in unrealized losses on marketable securities, net of tax	144	25	(360)	(25)
Comprehensive loss	$(43,801)	$(44,680)	$(173,216)	$(108,504)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	45,300,514	$5	$567,598	$(316,615)	$(176)	$250,812
Stock-based compensation expense	—	—	7,886	—	—	7,886
Issuance of common stock from at-the-market public offerings, net of issuance costs	70,410	—	1,368	—	—	1,368
Vesting of restricted stock units	81,130	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(17,850)	—	(230)	—	—	(230)
Issuance of common stock upon exercise of stock options	72,278	—	333	—	—	333
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(68,717)	—	(68,717)
Balance at March 31, 2022	45,506,482	$5	$576,955	$(385,332)	$(606)	$191,022
Stock-based compensation expense	—	—	7,611	—	—	7,611
Issuance of common stock under employee stock purchase plan	51,645	—	454	—	—	454
Vesting of restricted stock units	6,361	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(2,225)	—	(17)	—	—	(17)
Issuance of common stock upon exercise of stock options	13,143	—	67	—	—	67
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(74)	(74)
Net loss	—	—	—	(60,194)	—	(60,194)
Balance at June 30, 2022	45,575,406	$5	$585,070	$(445,526)	$(680)	$138,869
Stock-based compensation expense	—	—	6,730	—	—	6,730
Issuance of common stock from at-the-market public offerings, net of issuance costs of $109	1,105,006	—	2,962	—	—	2,962
Vesting of restricted stock units	5,312	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,638)	—	(6)	—	—	(6)
Issuance of common stock upon exercise of stock options	180,241	—	409	—	—	409
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	144	144
Net loss	—	—	—	(43,945)	—	(43,945)
Balance at September 30, 2022	46,864,327	$5	$595,165	$(489,471)	$(536)	$105,163
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

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(172,856)	$(108,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	314	89
Stock-based compensation expense	22,227	16,587
Non-cash operating lease expense	556	942
Amortization of premiums and discounts on marketable securities, net	807	1,454
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,326	749
Accounts payable	(658)	4,031
Accrued expenses	(8,431)	5,481
Operating lease liabilities	(578)	(566)
Other	56	15
Net cash used in operating activities	(156,237)	(79,697)
Cash flows from investing activities:
Purchases of property and equipment	(444)	(519)
Purchases of marketable securities	(83,022)	(164,170)
Maturities of marketable securities	157,761	14,000
Net cash provided by (used in) investing activities	74,295	(150,689)
Cash flows from financing activities:
Proceeds from follow-on public offering, net of issuance costs	—	98,480
Proceeds from at-the-market offerings, net of issuance costs	4,330	—
Payment of issuance costs for at-the-market offerings and initial public offering	(262)	(575)
Payments of tax withholdings related to vesting of restricted stock units	(253)	—
Proceeds from exercise of options and employee stock purchase plan contributions	1,263	1,968
Net cash provided by financing activities	5,078	99,873
Decrease in cash, cash equivalents and restricted cash	(76,864)	(130,513)
Cash, cash equivalents and restricted cash, beginning of period	139,720	297,208
Cash, cash equivalents and restricted cash, end of period	$62,856	$166,695
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	62,440	165,679
Restricted cash	416	1,016
Total cash, cash equivalents and restricted cash	$62,856	$166,695
Supplemental disclosures of non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,086
Offering costs included in accrued expenses	$—	$68
Purchases of property and equipment included in accrued expenses	$—	$116
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system ("CNS") disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. The Company is applying insights from genetic epilepsies to both rare and more prevalent neurological disorders, using its understanding of shared biological targets and circuits in the brain, to develop patient-guided therapies. The Company applies a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a broad CNS portfolio including multiple programs across movement disorders and epilepsy, with four clinical-stage product candidates. For its lead clinical-stage program, the Company expects to announce topline results from the Phase 2b clinical trial in essential tremor in the first quarter of 2023 and expects to initiate a Phase 2 clinical trial for the treatment of Parkinson's disease in the first quarter of 2023. The Company expects the initiation of first-in-patient studies for its lead antisense oligonucleotide epilepsy program in the fourth quarter of 2022 and its lead small molecule epilepsy program in the first quarter of 2023, as well as the launch of an additional clinical epilepsy program this year. In addition, the Company has established a robust pipeline of preclinical stage programs through internal research and in-licensing, including one of the largest portfolios of targeted epilepsy programs in the industry.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under its shelf registration statement. From inception through September 30, 2022, the Company raised $520.8 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $172.9 million for the nine months ended September 30, 2022. In addition, as of September 30, 2022, the Company had an accumulated deficit of $489.5 million. The Company expects to continue to generate operating losses for the foreseeable future.
The analysis of the Company’s ability to continue as a going concern for the third quarter of 2022 included consideration of the Company’s current cash needs, ongoing research and development plans which are limited to advancing product candidates through, but not beyond their current clinical trial phases, anticipated cost savings resulting from its operational cost reduction plans, including ongoing efforts to eliminate costs not related to the

Company’s strategic focus. Such estimates contain significant judgment as the Company’s ongoing efforts to eliminate costs not related to the Company’s strategic focus contains uncertainties as to whether the Company can attain such benefits. Based on the analysis, the Company concluded that its available cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund current prioritized operations and capital expenditure requirements into the first quarter of 2024, which is at least 12 months from the filing date of this Quarterly Report on Form 10-Q with the SEC. As a result, the Company concluded that it did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects, in which case the Company would evaluate further reductions in its expenses or obtaining additional financing sooner than it otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to the Company.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2021 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. Financial statement disclosures for the three and nine months ended September 30, 2022 and 2021 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ended December 31, 2022, any other interim periods, or any future year or period.
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
3. Marketable Securities
The following is a summary of the Company's investment portfolio as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$44,819	$—	$(498)	$44,321
Commercial paper	12,996	—	—	12,996
Debt securities issued by U.S. government agencies	4,021	—	(38)	3,983
Total securities with a maturity of one year or less	$61,836	$—	$(536)	$61,300

Total available-for-sale securities	$61,836	$—	$(536)	$61,300

	As of December 31, 2021
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$52,214	$—	$(31)	$52,183
Commercial paper	34,993	—	—	34,993
Debt securities issued by U.S. government agencies	12,111	—	(8)	12,103
Other debt securities	6,398	1	—	6,399
Total securities with a maturity of one year or less	$105,716	$1	$(39)	$105,678

Corporate debt securities	31,667	—	(138)	31,529
Total securities with a maturity of one to two years	$31,667	$—	$(138)	$31,529
Total available-for-sale securities	$137,383	$1	$(177)	$137,207
As of September 30, 2022, the Company had 9 securities with a total fair market value of $48.3 million in an unrealized loss position. As of December 31, 2021, the Company had 14 securities with a total fair market value of $95.8 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and nine months ended September 30, 2022 and 2021.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$58,218	$—	$—	$58,218
Marketable securities:
Corporate debt securities	—	44,321	—	44,321
Commercial paper	—	12,996	—	12,996
Debt securities issued by U.S. government agencies	3,983	—	—	3,983
	$62,201	$57,317	$—	$119,518

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,372	$—	$—	$131,372
Marketable securities:
Corporate debt securities	—	83,712	—	83,712
Commercial paper	—	34,993	—	34,993
Debt securities issued by U.S. government agencies	12,103	—	—	12,103
Other debt securities	—	6,399	—	6,399
	$143,475	$125,104	$—	$268,579
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued external research and development expenses	$12,978	$17,763
Accrued personnel-related expenses	2,648	7,180
Accrued other	2,258	1,901
Total accrued expenses	$17,884	$26,844
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. This lease qualifies as an operating lease.
7. Common Stock and Preferred Stock
Common Stock
As of September 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of September 30, 2022 and December 31, 2021, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	September 30, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options	9,159,415	6,468,501
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	1,364,855	2,667,780
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	929,661	654,204
Shares reserved for vesting of restricted stock units	789,419	440,079
Total shares of authorized common stock reserved for future issuance	12,243,350	10,230,564

Preferred Stock
As of September 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
8. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of September 30, 2022 and December 31, 2021 was 7,449,480 shares and 5,184,455 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan”) as of September 30, 2022 and December 31, 2021 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.

2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of September 30, 2022 and December 31, 2021 was 981,306 shares and 654,204 shares, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	440,079	$41.86
Issued	652,328	15.00
Vested	(92,803)	48.11
Forfeited	(210,185)	22.76
Unvested as of September 30, 2022	789,419	$23.42
As of September 30, 2022, total unrecognized compensation cost related to unvested restricted stock units was $14.6 million, which is expected to be recognized over a weighted-average period of 2.88 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	6,468,501	$16.92
Granted	3,932,802	9.29
Exercised	(265,662)	3.04		$850
Cancelled or Forfeited	(976,226)	17.99
Outstanding as of September 30, 2022	9,159,415	$13.94	8.49	$327
Exercisable as of September 30, 2022	2,993,364	$14.69	7.55	$71
Vested and expected to vest as of September 30, 2022	8,956,409	$13.91	8.56	$318
The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at September 30, 2022. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock on the exercise date.
Stock Option Valuation
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Risk-free interest rate	2.76%	2.50%
Expected term (in years)	6.00	6.07
Expected volatility	88.08%	89.22%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$2.16	$6.70

As of September 30, 2022, total unrecognized compensation cost related to unvested stock options was $53.0 million, which is expected to be recognized over a weighted-average period of 2.38 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,999	$2,787	$8,200	$7,136
General and administrative	4,731	3,734	14,027	9,451
Total stock-based compensation expense	$6,730	$6,521	$22,227	$16,587
9. Net Loss per Share
The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	9,159,415	6,414,070	9,159,415	6,414,070
Unvested restricted stock units	789,419	383,196	789,419	383,196
Potential shares issuable under the 2020 ESPP	48,182	—	48,182	—
	9,997,016	6,797,266	9,997,016	6,797,266
10. Related Party Transactions
On September 11, 2019, the Company entered into a Cooperation and License Agreement (the “License Agreement”) with RogCon Inc. (“RogCon”). Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Pursuant to the terms of the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the associated research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. One of the founders of RogCon became the Company’s General Counsel in June 2020. The Company continues to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. Expenses incurred during all periods presented were not material. As of September 30, 2022, the Company had accrued expenses of $0.3 million due to RogCon under the License Agreement.
11. Restructuring
In June 2022, the Company began a strategic realignment to focus resources on its Movement Disorders and Epilepsy franchises, which resulted in a reduction of the Company’s workforce.
The Company incurred $1.0 million of costs related to the realignment, of which $0.6 million has been recognized in research and development expenses and $0.4 million has been recognized in general and administrative expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2022. These costs relate to employee severance, benefits and related costs. The Company does not expect to incur any additional significant costs related to the strategic realignment.
As of September 30, 2022, all of the $1.0 million costs were paid.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the six months ended June 30, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating genetic insights into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and disease. We are applying insights from genetic epilepsies to both rare and more prevalent neurological disorders, using our understanding of shared biological targets and circuits in the brain, to develop patient-guided therapies. We apply a deliberate and pragmatic precision approach, leveraging a suite of translational tools including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a broad CNS portfolio with multiple programs across movement disorders and epilepsy, with four clinical-stage product candidates. For our lead clinical-stage program, we expect to announce topline results from the Phase 2b clinical trial in essential tremor, or ET, in the first quarter of 2023 and expect to initiate a Phase 2 clinical trial for the treatment of Parkinson's disease, or PD, in the first quarter of 2023. We expect the initiation of first-in-patient studies for our lead antisense oligonucleotide, or ASO, epilepsy program in the fourth quarter of 2022 and our lead small molecule epilepsy program in the first quarter of 2023, as well as the launch of an additional clinical epilepsy program this year. In addition, we have established a robust pipeline of preclinical-stage programs through internal research and in-licensing, including one of the largest portfolios of targeted epilepsy programs in the industry.
Within Movement Disorders, our lead clinical candidate, PRAX-944, is being developed for the treatment of ET and PD. We expect to report topline results from the Phase 2b placebo-controlled Essential1 Study for daytime treatment of ET in the first quarter of 2023. Following topline results, we intend to meet with the U.S. Food and Drug Administration, or the FDA, for an end-of-Phase 2 meeting in the first half of 2023 and initiate our Phase 3 development program in ET in mid-2023. We plan to initiate a Phase 2, placebo-controlled trial to evaluate the efficacy, safety, and tolerability of PRAX-944 as a non-dopaminergic treatment for the motor symptoms of PD in the first quarter of 2023, and expect to report topline results in the second half of 2023.
Within Epilepsy, we plan to initiate the first dose cohort of the EMBRAVE study for PRAX-222, an ASO designed to decrease the expression levels of the protein encoded by the gene SCN2A in pediatric patients with early-seizure-onset SCN2A Developmental and Epileptic Encephalopathy, or DEE, in the fourth quarter of 2022. Following collection of the safety and efficacy data from the first cohort of patients in the EMBRAVE study, the data will be evaluated and submitted to the FDA to seek authorization for dose escalation. Topline results from the initial dose cohort are expected in 2023. We plan to initiate a Phase 2, placebo-controlled study with PRAX-562 in the first quarter of 2023 for the treatment of rare pediatric DEEs, with initial cohorts in SCN2A and SCN8A DEEs, and expect to report topline results in 2023. In October 2022, we received additional detail from the FDA regarding the clinical hold for our Investigational New Drug application for PRAX-562 for the treatment of pediatric patients with SCN2A and SCN8A DEEs. Based on the feedback from the FDA, we expect that no new preclinical or clinical studies will be required to clear the clinical hold. In addition, we expect to initiate a Phase 1 study with PRAX-628 in the fourth quarter of 2022 and subsequently initiate a Phase 2 study in focal epilepsy in 2023.
Our disclosed preclinical pipeline also consists of discovery programs in development for KCNT1 related epilepsy, three ASOs targeting SCN2A in patients with loss-of-function mutations, PCDH19 and SYNGAP1, respectively, and two additional discovery programs for undisclosed targets in movement disorders and epilepsy. We plan to advance ASO candidate PRAX-080 for PCDH19 into preclinical development in 2023.

Following the completion of the PRAX-114 Phase 2 Acapella Study for the treatment of Major Depressive Disorder in the third quarter of 2022, we do not currently plan to pursue further development of PRAX-114 for psychiatric disorders. The PRAX-114 Phase 2 Acapella study (N=110) was intended to provide additional understanding of the dose range and to evaluate the safety and efficacy of PRAX-114 at doses of 10, 20, 40 and 60 mg. Topline data indicated a linear dose response trend on the primary endpoint of change from baseline in the 17-item Hamilton Depression Rating Scale total score at Day 15, but were not statistically significant. In multiple secondary endpoints evaluating 40 mg of PRAX-114 relative to placebo, nominal statistical significance was achieved at Day 4, but not maintained at subsequent timepoints.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $172.9 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $489.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance our lead product candidate, PRAX-944, to a late stage clinical trial;
•advance our PRAX-562 product candidate in the Phase 2 clinical trial;
•advance our PRAX-222 product candidate in the EMBRAVE clinical trial;
•advance our PRAX-628 product candidate in the Phase 1 clinical trial;
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
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $123.7 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditures into the first quarter of 2024. We have based this analysis on our current cash needs, ongoing research and development plans which are limited to advancing product candidates through, but not beyond their current clinical trial phases, anticipated cost savings resulting from our operational cost reduction plans, including ongoing efforts to eliminate costs not related to our strategic focus. Such estimates contain significant judgement as our ongoing efforts to eliminate costs not related to our strategic focus contains uncertainties as to whether we can attain such benefits. Our current operating plan is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect, in which case we would evaluate further reductions in our expenses or obtaining additional financing sooner than we otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to us. See “—Liquidity and Capital Resources.”
Restructuring
In June 2022, we began a strategic realignment to focus resources on our Movement Disorders and Epilepsy franchises, which resulted in a reduction of our workforce.
We incurred $1.0 million of costs related to the realignment, of which $0.6 million has been recognized in research and development expenses and $0.4 million has been recognized in general and administrative expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2022. These costs relate to employee severance, benefits and related costs. We do not expect to incur any additional significant costs related to the strategic realignment.
As of September 30, 2022, all of the $1.0 million costs were paid.
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
The following table reflects our research and development expenses, including direct expenses summarized by major franchise and other exploratory CNS indications and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Movement disorders	$9,262	$6,735	$26,777	$12,107
Epilepsy	7,630	4,942	32,579	15,707
Psychiatry	2,642	9,188	28,394	19,029
Other exploratory CNS indications	414	1,475	2,853	2,957
Personnel-related (including stock-based compensation)	8,714	8,334	30,590	21,584
Other indirect research and development expenses	1,777	2,465	5,518	5,362
Total research and development expenses	$30,439	$33,139	$126,711	$76,746

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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. The income tax provision for the three and nine months ended September 30, 2022 and 2021 was not material.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2022	2021
Operating expenses:
Research and development	$30,439	$33,139	$(2,700)
General and administrative	13,851	11,634	2,217
Total operating expenses	44,290	44,773	(483)
Loss from operations	(44,290)	(44,773)	483
Other income:
Other income, net	345	73	272
Total other income	345	73	272
Loss before income taxes	$(43,945)	$(44,700)	$755
Provision for income taxes	—	(5)	5
Net loss	$(43,945)	$(44,705)	$760
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended September 30,		Change
	2022	2021
Movement disorders	$9,262	$6,735	$2,527
Epilepsy	7,630	4,942	2,688
Psychiatry	2,642	9,188	(6,546)
Other exploratory CNS indications	414	1,475	(1,061)
Personnel-related (including stock-based compensation)	8,714	8,334	380
Other indirect research and development expenses	1,777	2,465	(688)
Total research and development expenses	$30,439	$33,139	$(2,700)
The $2.7 million decrease in research and development expenses was primarily attributable to the following:
•$6.5 million decrease in expense related to our psychiatry franchise, driven primarily by a decrease in clinical-related spend for our PRAX-114 Phase 2/3 Aria clinical trial for which we announced topline results in the second quarter of 2022;
•$2.7 million increase in expense related to our epilepsy franchise, driven primarily by an increase in preclinical activities for PRAX-628 and our earlier stage assets and an increase in clinical-related spend to support the initiation of the PRAX-222 EMBRAVE clinical trial; and
•$2.5 million increase in expense related to our movement disorders franchise, driven primarily by an increase in clinical-related spend for our PRAX-944 Phase 2b Essential1 clinical trial and our Phase 1 healthy volunteers trial.
General and Administrative Expense
The $2.2 million increase in general and administrative expenses was primarily due to an increase in personnel-related costs due to increased headcount.
Other Income
Other income for the three months ended September 30, 2022 and 2021 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021
Operating expenses:
Research and development	$126,711	$76,746	$49,965
General and administrative	46,822	31,929	14,893
Total operating expenses	173,533	108,675	64,858
Loss from operations	(173,533)	(108,675)	(64,858)
Other income:
Other income, net	677	201	476
Total other income	677	201	476
Loss before income taxes	$(172,856)	$(108,474)	$(64,382)
Provision for income taxes	—	(5)	5
Net loss	$(172,856)	$(108,479)	$(64,377)
Research and Development Expense

The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021
Movement disorders	$26,777	$12,107	$14,670
Epilepsy	32,579	15,707	16,872
Psychiatry	28,394	19,029	9,365
Other exploratory CNS indications	2,853	2,957	(104)
Personnel-related (including stock-based compensation)	30,590	21,584	9,006
Other indirect research and development expenses	5,518	5,362	156
Total research and development expenses	$126,711	$76,746	$49,965
The $50.0 million increase in research and development expenses was primarily attributable to the following:
•$16.9 million increase in expense related to our epilepsy franchise, driven primarily by an increase in preclinical activities for PRAX-628 and our earlier stage assets, an increase in clinical-related spend for our PRAX-562 Phase 1 trials in healthy volunteers, an increase in clinical-related spend to support the initiation of the PRAX-222 EMBRAVE clinical trial, and the payment of a $2.0 million license fee to Ionis Pharmaceuticals, Inc. in January of 2022 upon exercise of our exclusive option to obtain the rights and license to further develop and commercialize PRAX-222;
•$14.7 million increase in expense related to our movement disorders franchise, driven primarily by an increase in clinical-related spend for our PRAX-944 Phase 2b Essential1 clinical trial, an increase in clinical-related spend for our PRAX-114 Phase 2 clinical trial evaluating PRAX-114 for the treatment of ET, and an increase in clinical-related spend for our PRAX-944 Phase 1 healthy volunteer trials;
•$9.4 million increase in expense related to our psychiatry franchise, driven primarily by an increase in clinical-related spend for our PRAX-114 Phase 2 Acapella clinical trial which was initiated in the second quarter of 2021 and our Phase 2 placebo-controlled study evaluating PRAX-114 for the treatment of post-traumatic stress disorder which was initiated in the fourth quarter of 2021; and
•$9.0 million increase in personnel-related costs due to increased headcount.
General and Administrative Expense
The $14.9 million increase in general and administrative expenses was primarily attributable to the following:
•$10.9 million increase in personnel-related costs due to increased headcount; and
•$3.4 million increase in professional fees, including a $1.6 million increase in legal fees due to increased corporate activity and patent-related work.
Other Income
Other income for the nine months ended September 30, 2022 and 2021, was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under our shelf registration statement. From inception through September 30, 2022, we have raised $520.8 million in aggregate cash proceeds from such transactions, net of issuance costs. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $123.7 million.
On November 3, 2021, we entered into an Open Market Sale Agreement, or the sales agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acts as sales agent. During the three months ended September 30, 2022, we issued and sold 1,105,006 shares under the sales agreement for aggregate net proceeds of $3.0 million after deducting commissions and offering expenses payable by us. During the nine months ended September 30, 2022, we issued and sold 1,175,416 shares under the sales agreement for aggregate net proceeds of $4.3 million after deducting commissions and offering expenses payable by us. We have issued and sold a total of 1,567,413 shares under the sales agreement for aggregate net proceeds of $11.4 million after deducting commissions and offering expenses payable by us.
Historical Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(156,237)	$(79,697)
Investing activities	74,295	(150,689)
Financing activities	5,078	99,873
Net decrease in cash, cash equivalents and restricted cash	$(76,864)	$(130,513)
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
During the nine months ended September 30, 2022, net cash used in operating activities of $156.2 million was primarily due to our $172.9 million net loss and $7.3 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses, partially offset by $23.9 million of non-cash charges primarily related to stock-based compensation.
During the nine months ended September 30, 2021, net cash used in operating activities of $79.7 million was primarily due to our $108.5 million net loss, partially offset by $19.1 million of non-cash charges primarily related to stock-based compensation and $9.7 million in changes in operating assets and liabilities primarily related to an increase in accrued expenses and accounts payable.
Investing Activities
During the nine months ended September 30, 2022, net cash provided by investing activities of $74.3 million was primarily related to maturities of marketable securities, partially offset by purchases of marketable securities.
During the nine months ended September 30, 2021, net cash used in investing activities of $150.7 million was primarily related to the purchase of marketable securities, partially offset by the maturities of marketable securities.
Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities of $5.1 million consisted of net proceeds from at-the-market offerings of $4.3 million and proceeds from purchases of common stock under our employee stock purchase plan and from the exercise of stock options, partially offset by the payment of issuance costs for our at-the-market offerings and the payment of taxes related to the vesting of restricted stock units.
During the nine months ended September 30, 2021, net cash provided by financing activities of $99.9 million consisted of net proceeds from our follow-on public offering of $98.5 million and net proceeds from the exercise of stock options, partially offset by the payment of issuance costs for our initial public offering.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this analysis on our current cash needs, ongoing research and development plans which are limited to advancing product candidates through, but not beyond their current clinical trial phases, anticipated cost savings resulting from our operational cost reduction plans, including ongoing efforts to eliminate costs not related to our strategic focus. Such estimates contain significant judgement as our ongoing efforts to eliminate costs not related to our strategic focus contains uncertainties as to whether we can attain such benefits. Our current operating plan is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect, in which case we would evaluate further reductions in our expenses or obtaining additional financing sooner than we otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to us.
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
Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. Market volatility could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially result in dilution to the holders of our common stock.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 8, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended September 30, 2022.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any repurchases of shares of common stock during the three months ended September 30, 2022.
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

PRAXIS PRECISION MEDICINES, INC.

Date:	November 9, 2022	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)