Form 10-K
period 2022-12-31
Praxis Precision Medicines, Inc.
filed 2023-02-07
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2022 as reported by the Nasdaq Global Select Market on such date was approximately $103.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 3, 2023, the registrant had 52,393,118 shares of common stock, $0.0001 par value per share, outstanding.

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

•The development and commercialization of drug products is subject to extensive regulation, and the regulatory approval processes of the U.S. Food and Drug Administration, or the FDA, and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.

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

•If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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

•We have entered into, and may enter into, license or other collaboration agreements that impose certain obligations on us. If we fail to comply with our obligations under such agreements with third parties or otherwise experience disruptions to our business relationships with our current or future licensors, we could lose rights that may be important to our business.

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

•We depend heavily on our executive officers, principal consultants and others, and the loss of their services would materially harm our business.

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
•our ability to attract and retain key scientific or management personnel; and
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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

PART I
Item 1. Business
BUSINESS
COMPANY OVERVIEW
We are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy.
Cerebrum™ (small molecule platform)
We have built a platform, Cerebrum™, which is enabled by innovative computational and experimental tools, to discover and develop first- and best-in-class CNS small molecule therapies. Our world-class ion channel discovery science team, along with external collaborators, accelerate our ability to create and execute novel screening cascades for our selected genetic targets. Fundamental to advancement of candidates are our multiscale disease models that link genetic cause to network function to elucidate novel drivers of disease phenotype. We employ translational biomarkers such as quantitative electroencephalography, or qEEG, to guide dose selection, with the goal of improving probability of success in the clinic. The precision application of our candidates is guided by genomics and informatics to identify, stratify and activate patients for trial recruitment and execution. To date, Cerebrum™ has generated three clinical stage product candidates – ulixacaltamide (formerly known as PRAX-944), PRAX-562 and PRAX-628, and has the potential to continue delivering first- and best-in-class orally available therapies for genetic CNS targets.
Solidus™ (ASO platform)
We have built a platform, Solidus™, to discover and develop first- and best-in-class ASOs with high probability of advancement into the clinic. Solidus™ is enabled by our proprietary, computational workflow to discover ASOs with desired drug-like properties to optimize for up/down-regulation, avoidance of toxic motifs and optimization of binding affinity and specificity. Furthermore, we are collaborating with Cerebral Therapeutics on next-generation, intracerebroventricular, or ICV, CNS delivery technology for select disease targets that necessitate biodistribution to deeper brain areas such as the caudate, striatum and thalamic and subthalamic nucleii. We believe this will provide a gateway for the advancement of ASOs against targets where others have previously failed or not endeavored to advance. Led by our clinical-stage product candidate, PRAX-222, Solidus™ has also generated novel ASOs with preclinical proof of mechanism, including PRAX-080, for which we expect to nominate a development candidate for the treatment of PCDH19 in the second half of 2023, PRAX-090 and PRAX-100, and the platform is uniquely positioned to continue discovering and advancing new ASOs for novel genetic CNS targets.

Below is a summary of our portfolio:

*PRAX-020 (KCNT1) is a research collaboration with UCB Biopharma SRL
+PRAX-080 (PCDH19), PRAX-090 (SYNGAP1) & PRAX-100 (SCN2A-LoF) ASOs are a collaboration with The Florey Institute of Neuroscience and Mental Health
Our Strategy & Approach to Drug Development
We leverage the genetics of epilepsy as a gateway for CNS drug discovery and development. Recent investigations have led to the identification of over 500 genes that are causal or risk factors for different forms of epilepsy, providing the field with an outsized understanding of epilepsy genetics relative to other diseases such as Alzheimer’s disease, amyotrophic lateral sclerosis, or ALS, and many others. The genetic origin provides clarity around how to address the underlying disease biology and precisely meet the needs of patients not only suffering from epilepsy, but also other neurological disorders of neuronal imbalance with shared pathophysiological mechanisms informed by the same genetics, including movement disorders. It is through our two platforms, Cerebrum™ and Solidus™, that we aim to translate these insights into the discovery, development and potential commercialization of clinically meaningful medicines for patients.
We believe that fostering an ecosystem of collaborators to support our internal research, clinical and commercial efforts is critical to our strategy. Our collaborators include world-renowned research groups and drug developers, clinical research organizations, or CROs, innovative patient mapping database companies, experts in translational tools, next-generation drug delivery technology companies and others. In addition, we are deeply embedded within the communities that we serve and believe that the more we know about the impact on patients, caregivers and communities at large, the better positioned we will be to deliver on what patients actually need.
Underlying each of our programs are four key principles that we believe will increase probability of success and allow us to sustainably and efficiently translate insights into high-impact therapies for patients and society:
1.Focus on therapeutic targets identified through human genetics. By applying insights derived from the genetics of epilepsies, we have identified biological targets that are implicated in determining neuronal excitability in epilepsies and also in other CNS disorders.
2.Utilize translational tools to validate the potential of our targets and product candidates. We leverage translational tools to both confirm pharmacodynamic effects of our drug product candidates in the brain and establish on-mechanism effects. Our programs utilize target-specific electroencephalogram, or EEG, endpoints to serve as robust markers of pharmacological engagement of the drug target and novel transgenic animal models to assess the therapeutic activity of our molecules. We expect these tools, along with rigorous preclinical pharmacokinetics, or PK, and pharmacodynamic characterization of our molecules will position us to more efficiently translate preclinical findings into clinical utility.

3.Pursue efficient, rigorous clinical development paths to proof-of-concept in humans. Our development strategies are focused on defining efficient paths to demonstrate the safety and therapeutic activity of our programs in humans. We select indications that we believe will enable early and robust demonstration of desired effect in a relatively small patient sample and we focus on clinical endpoints that minimize inter-patient variability. Our global network of CROs and scientists affords us the flexibility to conduct research and development activities in diverse geographic locations to help accelerate development timelines and limit geographic risks.
4.Apply patient-guided development strategies. We pursue the development of candidates that address the treatment needs of patients, caregivers and the treating community, including targeting the underlying disease pathology versus just symptom management. We focus on clinical endpoints that offer a clear connection between pharmacodynamic effects and clinical measures that are meaningful to patients, physicians and regulatory agencies. We intend to develop therapies that provide patients long-term relief from their disorders and significantly reduce the overall burden to patients and caregivers. Our development strategies are tailored to demonstrate these benefits.
CLINICAL STAGE PROGRAMS
We have advanced four product candidates to clinical stage, including three small molecules through the Cerebrum™ platform and one ASO through the Solidus™ platform:
Ulixacaltamide for Essential Tremor and Parkinson’s disease
Our most advanced program, ulixacaltamide, is a differentiated and highly selective small molecule inhibitor of T-type calcium channels currently being studied for the treatment of Essential Tremor, or ET, in a Phase 2b study, and for the treatment of Parkinson’s disease, or PD, in a proof of concept, Phase 2 study. In ET, ulixacaltamide demonstrated positive results in a Phase 2a study (NCT05021978) in 2022 and the Phase 2b Essential1 study (NCT05021991) is ongoing, with topline results expected in the first quarter of 2023.
Ulixacaltamide Phase 2b Essential1 study
The Essential1 study is a multi-center, randomized, double-blind, placebo-controlled, dose-range finding Phase 2b clinical trial evaluating the efficacy, safety and tolerability of once-daily treatment of ulixacaltamide compared to placebo after 56 days in participants with moderate-to-severe ET. Approximately 130 participants have been randomized to receive one of two titrated, fixed-dose regimens for 56 days (60 or 100 mg) or placebo, administered orally every morning. The primary endpoint for Essential1 is change from baseline to Day 56 in the modified Activities of Daily Living, or mADL, score, the suggested efficacy endpoint for ET by the U.S. Food and Drug Administration, or the FDA. The mADL endpoint is a composite measure of tremor-related activities over the previous week that assesses the direct impact of ET on the lives of patients. The mADL endpoint is functionally relevant for people living with ET, representing a modified measure of the Essential Tremor Rating Assessment Scale, or TETRAS, ADL subscale with the addition of two items from the TETRAS performance section, or PS .
Ulixacaltamide Phase 2 study for PD
We plan to initiate a randomized, double-blind, placebo-controlled Phase 2 trial to evaluate the efficacy, safety and tolerability of once-daily treatment of up to 100 mg of ulixacaltamide as a non-dopaminergic treatment for the motor symptoms of PD in the first quarter of 2023. The primary endpoint will be change from baseline in the International Parkinson and Movement Disorder Society Unified Parkinson’s Disease Rating Scale, or UPDRS, Part III (motor examination) score in the OFF state. Topline results are expected in the fourth quarter of 2023.
Essential Tremor
ET is the most common movement disorder with a prevalence of approximately 7 million patients in the United States alone, including more than two million diagnosed patients, one million of whom are actively treated for their ET. ET is characterized by involuntary rhythmic movements in the upper limbs that significantly disrupt ability to function and are progressive in nature. There is only one approved pharmacotherapy for ET, a beta blocker (propranolol), approved by the FDA in 1967, that offers limited efficacy and poor tolerability and is contraindicated for comorbidities that affect a significant share of the ET population. Other CNS drugs are used off-label, though similarly are characterized by limited efficacy and poor tolerability. For these reasons, approximately 40% of patients who seek pharmacotherapy treatment discontinue within two years. As a last line therapy, a small subset of patients will opt for invasive procedures such as gamma knife and MRI guided focused ultrasound thalamotomy, where part of the thalamus involved in the cerebello-thalamo-cortical, or CTC, circuit is ablated, or deep brain stimulation, or DBS, where an electrode is implanted to deliver therapeutic electrical stimulation to the thalamus. While these procedures are generally effective, they are associated with significant side effects and risk. Therefore, many patients who are eligible elect not to have these procedures. In totality, there is significant unmet need for an effective and tolerable pharmacotherapy targeted for ET.
Parkinson’s Disease
PD is the second most common movement disorder behind ET, with approximately one million diagnosed patients in the United States and 10 million patients worldwide. Roughly 60,000 patients are diagnosed with PD each year in the United States alone. PD is characterized by slow movement (bradykinesia), in combination with either rest tremor and/or rigidity. Symptoms progress over time in severity and eventually affect both sides of the body, often impairing ADLs such as dressing and eating. Non-motor symptoms, such as impaired smell, sleep disorders, gastrointestinal symptoms and psychiatric disorders like depression also play a pivotal role in the daily life of PD patients.
The cornerstone of treatment for PD has been dopaminergic replacement therapy. L-dopa, or levodopa, a formulation of replacement dopamine, is considered the standard treatment of PD. Levodopa has been shown to be highly effective in improving symptoms of bradykinesia and rigidity, but has a variable impact on tremor. Other common PD medications mainly reduce dopamine metabolism or are dopamine receptor agonists. While chronic dopaminergic therapy is effective, it can result in distressing side effects of motor fluctuations (wearing off) and levodopa-induced dyskinesias, impulse control disorders and psychosis. These side effects are disabling and, at times, more severe and distressing than the PD symptoms themselves. Patients may also opt for a more invasive procedure to deliver continuous dopamine stimulation with levodopa-carbidopa enteral suspension to continuously control motor fluctuations and dyskinesias.
DBS is typically reserved for those patients who respond to dopaminergic therapy, like levodopa, but have residual symptoms. Further, DBS carries significant risks associated with brain surgery, including intracerebral hemorrhage, infection, hemiparesis and cognitive decline. The prospect of neurosurgery in later years is often overwhelming or contraindicated (e.g., due to presence of cognitive impairment), and many patients are not treated with DBS. Therefore, we believe there is significant unmet need for an effective and tolerable treatment for motor symptoms associated with PD.
PRAX-562 for rare, monogenic DEEs
PRAX-562 is a first-in-class preferential inhibitor of persistent sodium current, presently in development for the treatment of rare developmental and epileptic encephalopathies, or DEEs. In-vivo studies of PRAX-562 have demonstrated dose-dependent block of seizures up to complete inhibition of seizure activity in SCN2A, SCN8A and other DEE mouse models. PRAX-562 has been generally well-tolerated in three Phase 1 studies and has demonstrated biomarker changes indicative of voltage-gated sodium channel, or NaV channel, blocking effects. PRAX-562 has received Orphan Drug Designation, or ODD, and Rare Pediatric Disease Designation, or RPD, from the FDA, and ODD from the European Medicines Agency, or EMA, for the treatment of SCN2A-DEE and SCN8A-DEE, respectively.
PRAX-562 Phase 2 EMBOLD study
In November 2022, we announced plans to initiate the PRAX-562 Phase 2 EMBOLD study for the treatment of pediatric patients with DEEs, following FDA authorization to proceed with the study as we proposed, up to the planned maximum dose of 1.0 mg/kg/day. The study is expected to initiate in the first quarter of 2023, with two cohorts in early-onset SCN2A-DEE and SCN8A-DEE patients. The EMBOLD study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the safety, tolerability, efficacy (motor seizure frequency) and PK of PRAX-562 in pediatric participants aged 2 to 18 years with DEEs, followed by an open-label extension. Approximately 20 participants will be enrolled initially in two distinct cohorts (n≈10 for SCN2A-DEE and n≈10 for SCN8A-DEE). Topline results for both cohorts are expected in the second half of 2023.
Rare, monogenic DEEs
Epilepsies are common neurological disorders characterized by brain excitation-inhibition, or E/I, imbalance. Hyperexcitability can lead to abnormal synchronization of neurons and neuronal circuits, which is the electrical basis of a seizure. Fundamentals of brain electrophysiology and mechanisms dictating seizure genesis are conserved across species and, consequently, animal models of seizures and epilepsy enable a clinically predictive and therefore efficient drug development path. A subset of epilepsies are rare, monogenic DEEs characterized by early onset (less than 2 years of age), frequent seizures, abnormal epileptiform EEG activity, developmental impairment and resistance to available antiepileptic drugs, or AEDs. Furthermore, these DEEs are associated with a high mortality rate and comorbidities such as developmental delay in addition to behavioral disorders, movement disorders, pain and sensory dysfunction and sleep disruptions. The understanding of the etiology of DEEs has been revolutionized by recent whole-exome sequencing initiatives that revealed over 60 genetic causes of epilepsy.
An underlying pathologic feature of many DEEs is dysregulated neuronal activity leading to hyperexcitability, seizures and associated comorbidities. This phenomenon is observed in many pediatric DEEs with an identified genetic cause, such as PCDH19, SCN8A, SCN2A, KCNT1, KCNQ2, KCNQ1, STXBP1 and SYNGAP1, as well as epilepsies in which a genetic cause remains unclear, such as Lennox Gastaut Syndrome, or Doose Syndrome. Up to 40% of DEEs are caused by single gene mutations, enabling precision medicine approaches. Given the overlapping biology, phenotypic presentation and clinical execution considerations, we believe that developing a portfolio of drugs to treat DEEs will create a distinct body of knowledge that can be leveraged within our operating ecosystem to develop meaningful therapies for this group of patients with devastating unmet clinical needs.
Standard-of-care sodium channel blockers modulate neuronal activity by targeting peak sodium current, which can reverse the pathological neuronal hyperexcitability that underlies many CNS conditions, but simultaneously affects the physiological cellular action potential firing required for a functioning nervous and cardiovascular system. While standard-of-care sodium channel blockers inhibit persistent sodium current, they also block peak sodium current at therapeutic concentrations, which can cause significant adverse events, or AEs, such as ataxia, drowsiness and dizziness, and therefore have a very narrow Therapeutic Index, or TI, resulting in subpar outcomes for patients and significant need for better therapeutic options.
We believe that there is a significant medical unmet need in DEEs, coupled with an untapped and significant market opportunity for targeted drugs.
SCN2A-DEE
Early onset SCN2A-DEE is a rare condition caused by a gain-of-function, or GoF, variant in the SCN2A gene. The SCN2A gene encodes the NaV1.2 subunit of brain sodium channels, which control neuronal excitability by regulating the flow of sodium ions into neurons. This movement of sodium ions is a major component of generating electrical signals called action potentials, the way in which the cells communicate. Early-onset SCN2A-DEE presents before three months of life and can lead to profound impact on patients, including drug-resistant seizures, significant cognitive impairment, movement disorders such as dystonia or ataxia, and problems in other body systems such as the gastrointestinal or ocular systems. Currently, there are no approved treatments for SCN2A-DEE, and the standard-of-care typically involves a regimen of many concurrent anti-seizure medications as well as medications for comorbidities. Despite these interventions, it is estimated that more than 80% of early-onset SCN2A-DEE patients live with uncontrolled seizures, and approximately 75% live with severe intellectual disability. It is estimated that there are at least 1,500 patients in the United States with GoF changes in SCN2A leading to epileptic encephalopathy.
SCN8A-DEE
SCN8A-DEE is a rare DEE caused by a gain-of-function variant in the SCN8A gene. Similar to SCN2A-DEE, patients with SCN8A-DEE suffer from recurrent, typically drug-resistant seizures, which start as early as the first day of life. The seizures can be of multiple different types, up to dozens per day, with poor response to current treatment options. Patients with SCN8A-DEE have significant cognitive disabilities, ranging from moderate to severe, often have movement disorders, such as dystonia or ataxia, and have problems in other body systems such as the gastrointestinal or ocular systems. SCN8A-DEE patients also may experience autonomic features such as increases or decreases in heart rate, abnormal breathing and cyanosis. It is estimated that there are at least 1,000 patients in the United States with SCN8A-DEE.
PRAX-222 for SCN2A-DEE
PRAX-222 is a clinical-stage ASO designed to down-regulate NaV1.2 expression, an effect that has demonstrated disease-modifying activity in animal models of SCN2A epileptic encephalopathy. In transgenic mice carrying a human SCN2A GoF mutation, we observed a significant, dose-dependent reduction in seizures and increased survival of mice treated with a mouse ASO that is designed to down-regulate SCN2A. The survival benefit from the ASO was maintained with repeat dosing. We also observed survival benefits following administration of a mouse ASO to a group of mice after onset of disease and around the time of onset of mortality. PRAX-222 has received ODD and RPD from the FDA, and ODD from the EMA for the treatment of SCN2A-DEE.
PRAX-222 EMBRAVE study
In September 2022, we announced plans to initiate the PRAX-222 EMBRAVE study for the treatment of pediatric patients with early-onset SCN2A-DEE, after the FDA allowed us to proceed under an Investigational New Drug, or IND, application for the initial dose cohort, or Part 1 of the study. Following collection of the safety and efficacy data from Part 1, the data will be evaluated and submitted to the FDA to support further dose escalation. Part 1 of the EMBRAVE study is a 21-week open label cohort, in which participants will receive PRAX-222 for up to 13 weeks, designed to determine the safety and tolerability of intrathecal delivery of PRAX-222. We expect topline results from the first dose cohort of the PRAX-222 EMBRAVE study in mid-2023.
PRAX-628 for Focal Epilepsy
PRAX-628 is a potential best-in-class sodium channel blocker designed with enhanced targeting of both the persistent sodium current and disease-state dependent peak sodium current hyperexcitability, being developed for the treatment of focal epilepsy. In vivo studies have demonstrated best-in-class potency across preclinical disease models that have shown strong historical translation to the clinic.
PRAX-628 Phase 1 first-in-human study
We initiated a Phase 1 healthy volunteer study of PRAX-628 in the fourth quarter of 2022 to evaluate the tolerability, PK, pharmacodynamics and food effect of PRAX-628 across single and multiple ascending dose cohorts. We expect to report topline results from the Phase 1 study in mid-2023 and subsequently initiate a Phase 2 study in focal epilepsy in the fourth quarter of 2023.
Focal Epilepsy
Focal epilepsy is the most common type of epilepsy, accounting for approximately 60% of all cases. In the United States alone, it is estimated that focal epilepsy affects approximately two million people. Focal epilepsy is characterized by seizures that originate in one side or area of the brain and affects one side of the body. Focal epilepsy patients are treated with sodium channel targeting AEDs, such as Tegretol (carbamazepine), Lamictal (lamotrigine), Xcopri (cenobamate) and many others. However, despite the plethora of marketed treatments, up to 30% of patients remain refractory to treatment.
There are two forms of therapeutically relevant sodium current: (1) persistent sodium current and (2) peak sodium current. Standard of care sodium channel targeting AEDs can produce severe toxicity at therapeutic doses from excessive inhibition of peak sodium current, as physiological levels of peak sodium current are required for normal neuronal function. Therefore, novel compounds that inhibit persistent and peak sodium channel hyperexcitability while sparing physiological levels of peak sodium current may improve clinical efficacy and tolerability.
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
Many of our competitors have substantially greater financial resources, expertise and capabilities in research and development, the regulatory approval process, manufacturing and marketing than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through merger and acquisition activity and sizeable collaborative arrangements with established companies.
INTELLECTUAL PROPERTY
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We may also rely on trademarks, copyrights and trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of neuroscience that may be important for the development of our business. We additionally may rely on regulatory and other protections afforded through data exclusivity, market exclusivity and patent term extensions, where available.
Patent expiration dates noted in the following paragraphs refer to statutory expiration dates and do not take into account any potential patent term adjustment or extension that may be available. Depending upon the timing, duration and specifics of FDA approval of our drug product candidates, some of our United States, or U.S., patents may be eligible for limited patent term extension. These patent term extensions permit a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the drug product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a New Drug Application, or NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, or the USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
T-type Calcium channel blockers
We own six patent families directed to T-type Calcium channel blockers. One patent family discloses and claims compositions of matter of certain T-type calcium channel modulators, including ulixacaltamide. This patent family has issued in many major pharmaceutical markets and is pending in others and expires in 2029. A second family is directed to methods of use of certain T-type calcium channel modulators, including ulixacaltamide, in treating disease such as epilepsy. This patent family is pending in the United States and expires in 2037. A third patent family is directed to certain pharmaceutical formulations of ulixacaltamide and methods of use in treating disorders such as essential tremor. This patent family is pending in multiple jurisdictions of potential commercial interest and expires in 2040. A fourth family is directed to titration methods of using ulixacaltamide and expires in 2041. A fifth patent family is directed to certain analog compounds of ulixacaltamide and expires in 2040. The sixth patent family is directed to the adjunctive use of a beta blocker and/or certain anticonvulsants with ulixacaltamide and expires in 2043.
Persistent sodium current blockers
We own fifteen patent families directed to persistent sodium current blockers, including a patent family that relates to PRAX-562 and PRAX-628, two additional patent families that relate to PRAX-562 program, and the remaining patent families related to other persistent sodium current blockers. One patent family discloses and claims certain persistent sodium current blockers, including PRAX-562 and PRAX-628, and methods of use in treating diseases such as epilepsy (including pediatric epilepsy), as well as migraine and pain. In this patent family, PRAX-562 is covered by a patent that has granted in the United States (U.S. 11,014,931), and patent applications pending in other potentially commercially relevant jurisdictions, which expire in 2039. A second family discloses other persistent sodium current blockers and generically claims PRAX-562, as well as methods of treating diseases such as pediatric epilepsy. This patent family is pending in multiple jurisdictions and expires in 2037. A third family is directed to pharmaceutical formulations of PRAX-562, methods of use in treating diseases such as pediatric epilepsy, cephalgia, short-lasting unilateral neuralgiform headache attacks with conjunctival injection, or SUNCT, and tearing and short-lasting unilateral neuralgiform headache attacks with cranial autonomic symptoms, or SUNA, and methods of making PRAX-562, and expires in 2040. The remaining patent families are directed to other persistent sodium current blockers of various core structures and methods of use in treating diseases such as pediatric epilepsy, expiring between 2037 and 2043.
SCN2A downregulation
We have exclusively in-licensed three patent families directed to our SCN2A program. Two of these patent families are owned by RogCon, Inc., and disclose and claim certain ASOs targeting SCN2A and methods of use in treating diseases such as epilepsy, including epilepsy having certain SCN2A mutations. One patent family is pending in the United States and expires in 2038. A second patent family is directed to methods of treating SCN1A encephalopathy using ASOs targeting SCN2A and expires in 2039.
The other in-licensed patent family is owned by Ionis Pharmaceuticals, Inc., and is directed to compositions of matter of PRAX-222. This family expires in 2041.
We own two patent families directed to our PRAX-222 program. The first has claims directed to a method of treating SCN2A gain of function neurological diseases using certain ASOs. This patent family is pending in the United States and expires in 2041. The second is directed to methods of treating SCN2A-related disorders using SCN2A inhibitors and expires in 2043.
KCNT1 blockers
We own eleven patent families directed to KCNT1 blockers including ten families related to our KCNT1 program and one family related to ASOs. Ten patent families disclose and claim small molecule KCNT1 blockers and methods of use in treating diseases such as epilepsy, including epilepsy having certain KCNT1 mutations, and expire between 2040 and 2043. One patent family is directed to certain ASOs and methods of use in treating diseases such as epilepsy, including epilepsy having certain KCNT1 mutations, and expires in 2039.
GABAA receptor positive allosteric modulators
We own five patent families directed to GABAA receptor positive allosteric modulators. One patent family discloses and claims salts and polymorphs of PRAX-114. Two patents are granted in the United States (U.S. 10,562,930 and U.S. 10,927,141), which expire in 2039. A second patent family is directed to alternative salt forms of PRAX-114, which expires in 2042. Other patent applications cover methods of use and processes for making related to PRAX-114, which expire from 2041 to 2043.
LICENSE AGREEMENTS
License Agreement with RogCon
In September 2019, we and RogCon, Inc., or RogCon, entered into a Cooperation and License Agreement, or the RogCon Agreement, to collaborate to develop ASOs for the treatment of epilepsy caused by mutations of the SCN2A gene. RogCon had an existing collaboration arrangement with Ionis Pharmaceuticals, Inc., or Ionis, and as a result, we and Ionis negotiated a Research Collaboration, Option and License Agreement, or the Ionis Agreement, (described below) in order to complete the license agreement with RogCon. Under the RogCon Agreement, RogCon granted us, subject to a concurrent license grant of certain rights to Ionis, an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Under the RogCon Agreement, we will conduct, at our own cost and expense, the research and development activities assigned to us under the research plan set out in the Research Collaboration, Option and License Agreement with Ionis. Under the terms of the RogCon Agreement, RogCon is eligible to receive a one-time milestone payment of $3.0 million as well as profit share payments as a percentage of net profits in the mid-teens. Profit share payments will be calculated and due quarterly on any net profits generated from a product commercialized under the RogCon Agreement. The $3.0 million milestone payment will become due when (i) the first profit share payment has become due and payable and (ii) the Additional Milestone, the Initial Interest Amount and the Second Interest Amount (each as defined within the Ionis Agreement as described below) have all become due and payable to Ionis under our collaboration agreement with Ionis. As part of the RogCon Agreement, we agreed to provide up-front consideration of $2.1 million, consisting of a $1.0 million deposit, $0.7 million in cash reimbursements for certain historical costs previously incurred by RogCon and $0.4 million for the retirement of existing loan balances as of September 11, 2019.
Subsequent to September 11, 2019, we will reimburse RogCon for its out-of-pocket costs incurred for activities performed under the RogCon Agreement. We expense these costs as incurred as research and development. Expenses incurred for all periods presented were not material.
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
Ionis Collaboration Agreement
In September 2019, we and Ionis entered into the Ionis Agreement to discover and develop ASOs to treat forms of epilepsy caused by mutations of the SCN2A gene. Pursuant to the Ionis Agreement, we and Ionis each conducted certain research activities and Ionis was responsible for identifying a development candidate and conducting an IND-enabling toxicology study. The design of the IND-enabling toxicology study was prepared and mutually agreed to by us and Ionis. We are obligated to reimburse any out-of-pocket costs incurred by Ionis related to research activities, identification of a development candidate and conducting IND-enabling studies. Ionis granted us an exclusive option to obtain the rights and license to further develop and commercialize a development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the IND-enabling toxicology study. We exercised this exclusive option in January 2022 and paid a $2.0 million license fee. Ionis is eligible to receive certain contingent payments from us relating to development and other milestones, interest payments, royalties as a percentage of net product sales worldwide in the low-20s and any potential sublicense fees calculated as a percentage of sublicense revenue using a rate in the low-to-mid double digits.
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
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
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
Preclinical studies
Before testing any product candidate in humans, the product candidate must undergo preclinical testing. Preclinical studies generally include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess potential toxicity, which support subsequent clinical testing. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Additionally, the FDA will review any data from clinical trials conducted outside the United States when determining whether to allow an IND to proceed in the United States. Specifically, the FDA’s acceptance of data from trials conducted outside of the United States and not under an IND is subject to certain conditions, including that the clinical trial must be well designed and conducted in accordance with GCPs, and the FDA must be able to validate the data from the study through an on-site inspection, if necessary. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.
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
Progress reports summarizing the results of clinical trials and nonclinical studies, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators if serious and unexpected suspected adverse events occur, findings from other studies of the same or similar drug or from animal or in vitro testing suggest a significant risk, or there is an increased incidence of a serious suspected adverse reaction compared to that in the protocol or investigator brochure. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution for a variety of reasons, including if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
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
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be withdrawn and resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once an application is accepted for filing, the FDA has a goal of ten months from the date of “filing” to complete a standard review of an NDA for a drug that is a new molecular entity, and six months from the filing date to complete a priority review. The FDA does not always meet its goal dates, and the review process can be extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries. This FDA review process typically takes 10 months from the date the NDA is accepted for filing by the FDA (for a standard review) or six months from the filing date (for a priority review). Once the submission is accepted for filing, the FDA begins an in-depth substantive review.
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
Accelerated approval pathway
A drug product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and provides a meaningful therapeutic benefit over existing treatments. Such product candidates can be approved upon a determination that the product candidate has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint. The FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or the sponsor fails to conduct such confirmatory trials in a timely manner or in accordance with applicable regulations. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. In addition, all promotional materials for products approved under the accelerated approval program are subject to prior review by the FDA.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare and Medicaid Services may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.
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
Regulations outside of the United States
In addition to regulations in the United States, we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, preclinical and clinical studies, commercial sales and distribution of our future products. Most countries outside of the United States, including the European Union, or the EU, require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approval from comparable regulatory authorities outside the United States before we can commence clinical studies or marketing of the product candidate in those countries. The requirements and process governing the conduct of clinical trials, approval, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Non-clinical studies and clinical trials in the European Union
Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on good clinical practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.
While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice. Other national and EU-wide regulatory requirements may also apply.
The aforementioned EU rules are generally applicable in the European Economic Area, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Regulation of drug products and healthcare laws and regulations outside of the United States
Our product candidates may be subject in the future to laws and regulations related to drug products and health care imposed by jurisdictions outside of the United States, including the European Union, or EU, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. Outside of the United States, the provision of health care, including the pricing of pharmaceutical products, is subject to governmental control in many countries, and efforts to control prices and costs, including legislative action, will likely continue as countries attempt to manage healthcare expenditures.
Data privacy and security laws
Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply now or in the future to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, and the General Data Protection Regulation, or GDPR, and the U.K. GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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
It is the strength of our culture and our work environment that allow us to attract top talent to Praxis. As of February 3, 2023, we have 109 employees and plan to grow as we continue to realize the potential of our pipeline.
We Trust each other’s judgement, which is why we do not implement excessive policies. We value transparency among team members that leads to direct, clear, and timely feedback so we can all improve together. We commit to be one another’s checks and balances. We respect all opinions and encourage diversity. Discrimination is never tolerated. Because we trust employees to have good judgment, there is a lot of freedom built into the way we operate. As an example, we do not have prescriptive policies on vacation, sick or personal time – we encourage employees to take that time as they need it and align with their manager about their plans.
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
Curiosity is at the center of innovation, and we are always asking how we can better help our patients. We love to learn. One day a month, we commit to what we call “Curiosity Day.” We ask our employees to step away from the computer, meetings and calls for a single day to focus solely on being curious – whether that means catching up on professional articles or journals, diving deeper into a rare disease we do not currently support, challenging ourselves by exploring an area outside our comfort zone, perfecting a new skill, or even taking some time to safely enjoy the outdoors. These opportunities have a positive impact on our employees, and enable them to bring the new knowledge and learnings to the work they do and increase the ability to deliver on our mission.
As we pursue objectives to achieve the ultimate Results, we challenge ourselves daily. Through trust, ownership and curiosity, our employees are positioned to leave lasting results that reach the communities we serve. At the end of the day, the magic we witness when employees put their minds together is what we are most proud of as a company.
In identifying our employer value proposition, we have highlighted the following aspects of working at Praxis:
•Building. Our approach to building a robust clinical pipeline provides a platform and forum for exploration and innovation. At Praxis, we are all involved in building the company together, and as a flat and agile organization, each employee has an impact. With our company values of Trust, Ownership, Curiosity and Results as the foundation of our efforts, we are challenged to question each other and our own assumptions to deliver treatments for patients and caregivers.
•Caring. Our people, the patient communities we serve and their caregivers and families are at the forefront of our efforts. Our ways of working are team-based and focused on co-creation, with respect for all opinions and points of view. We show we care by giving and receiving candid feedback, and we support curiosity and ownership for all aspects of our business. This environment fuels our growth and propels us forward.
•Grit. Delivering life-altering treatments for CNS disorders is incredibly demanding, but our focus on patients with unmet needs highlights the urgency to deliver effective treatments faster and more effectively than ever before. Our employees are passionate and persistent about transforming neuroscience because of the incredible need to positively change the lives of patients with CNS disorders.
•Dare For MoreTM. We Dare For MoreTM in every aspect of our journey, from the patients we are working for, to the portfolio we build and advance every day, and quite importantly ourselves and our fellow team members. People stay at Praxis to surround themselves with exceedingly motivated and passionate peers who highly value consistent excellence in their colleagues.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $214.0 million and $167.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $530.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of and seek regulatory approvals for our product candidates in our initial and potential additional indications as well as for other product candidates.
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
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2022 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of our consolidated financial statements which raises substantial doubt about the our ability to continue as a going concern, and we will need to obtain additional funding. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product candidate programs. If potential investors decline to participate in any future financings or potential collaborators decline to do business with us, our ability to increase our cash position may be limited. Furthermore, the price per share of our common stock could be materially adversely affected and our stockholders could lose part or all of their investment.
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
Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. We are currently evaluating (i) ulixacaltamide for the treatment of essential tremor, or ET, and Parkinson's disease, (ii) PRAX-562 for the treatment of SCN2A development and epileptic encephalopathy, or SCN2A-DEE, and SCN8A development and epileptic encephalopathy, or SCN8A-DEE; (iii) PRAX-222 for the treatment of SCN2A-DEE; and (iv) PRAX-628 for the treatment of focal epilepsy. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe we will be able to efficiently generate proof-of-concept data. If any of our product candidates is approved, we then intend to expand to clinical testing and potentially seek regulatory approvals in other neurological disease indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to gain regulatory approval in another indication or expand to other indications.
In addition, we may focus resources on pursuing indications outside of neurology based on the same strategic approach (e.g., human genetics, mechanistic rationale, the availability of translational tools, clinical development path, commercial opportunity) we utilize in determining on which of our discovery programs to focus. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in June 2022, we announced that we are undergoing a strategic realignment to focus resources on our ulixacaltamide, PRAX-562, PRAX-222 and PRAX-628 programs, as well as our preclinical programs across our Cerebrum™ and Solidus™ platforms. Additionally, we may reprioritize product candidate development plans and activities at any time and delay or terminate development of any product candidates we identify. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurological diseases, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
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
•timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with the Good Laboratory Practice requirements and other applicable regulations of the U.S. Food and Drug Administration, or the FDA;
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
•delays caused by operational issues at clinical sites;
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
•transfer of manufacturing processes to larger-scale facilities operated by a contract development and manufacturing organization, or CDMO, and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process; and
•third parties being unwilling or unable to satisfy their contractual obligations to us.
Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. Before commencing a clinical trial, the FDA or comparable foreign regulatory authorities could raise questions about or concerns with our proposed clinical protocol. For example, the FDA has previously issued clinical holds on certain of our product candidates, and we could not commence the respective clinical trial until such questions or concerns were resolved.
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
Some of our trials are, have been, and may in the future be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials. Additionally, the trial design differences and placebo effects that may be possible in clinical research for the indications we are studying may make it difficult to extrapolate the results of earlier clinical trials to later clinical trials or to interpret the clinical data in any of our trials. In addition, we plan to conduct clinical trials of certain of our product candidates, including ulixacaltamide, utilizing novel primary endpoints for which the FDA and other regulatory authorities may have limited experience in interpreting and reviewing. Although we plan to seek consensus with FDA and other regulatory authorities in connection with the design and implementation of our clinical studies, utilizing novel trial endpoints may increase the risk that the FDA and other regulatory authorities will consider the results from such trials, even if successful, insufficient to establish the safety or efficacy of our product candidates, which could require us to conduct additional studies beyond those we currently contemplate for our product candidates.
Further, conducting clinical trials in foreign countries, such as the European Union, for our product candidates presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
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

Treatment-emergent side effects that are deemed to be drug-related could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for our product candidates in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of our product candidates in other indications. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects significantly.
In addition to side effects caused by our product candidates, the administration process or related procedures of our product candidates could cause adverse side effects, such as the intrathecal or intravitreal administration process or related procedures for ASOs. If any such adverse events occur, our clinical trials could be suspended or terminated. Even if we can demonstrate that adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Additionally, other ASOs in clinical development utilizing intrathecal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of our product candidates.
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
We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov in the United States, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
Our estimates of the potential market opportunities in each of our platforms include several key assumptions based on our industry knowledge, industry publications and third-party research reports and other data sources and estimates. There can be no assurance that any of these assumptions are, or will remain, accurate. If the actual markets identified for our product candidates, or for any other product candidate we may develop in the future, is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.
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
We conduct clinical trials for our product candidates in the United States, Europe and other jurisdictions, and the FDA, the European Medicines Agency, or EMA, and applicable foreign regulatory authorities may not accept data from trials conducted outside those respective jurisdictions.
The acceptance of study data from preclinical studies and clinical trials conducted outside the United States may be subject to certain conditions for acceptance. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not review the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-United States clinical trial was inadequate, which could require us to conduct additional clinical trials. Many foreign regulatory bodies, such as the EMA, have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We obtained orphan drug designation for PRAX-562 and PRAX-222 and may plan to seek orphan drug designation for additional product candidates, but we may be unable to obtain or maintain such a designation or the benefits associated with orphan drug status, including marketing exclusivity, which may cause our revenue, if any, to be reduced.
In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested and granted by the FDA before a new NDA is submitted. After the FDA grants orphan drug designation, it will disclose publicly the generic identity of the drug and its potential orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The FDA granted orphan drug designation to PRAX-562 for the treatment of SCN2A-DEE and SCN8A-DEE, respectively, and to PRAX-222 for the treatment of SCN2A-DEE.
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or comparable foreign regulatory authority later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar disease or condition containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
We received rare pediatric disease designation for PRAX-562 and PRAX-222. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.
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
Although we do not currently have any products on the market, upon commercialization of our product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States called the Privacy Shield, but in July 2020 the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom, or the U.K.; the U.K.’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, since January 2021, we may also be subject to the U.K. GDPR, which, together with the UK Data Protection Act 2018, retains the GDPR in U.K. national law. The U.K. GDPR mirrors the fines under the GDPR, meaning the potential of parallel fines of up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review by the Commission during this period. In September 2021, the U.K. government launched a consultation on its proposals for wide-ranging reform of U.K. data protection laws following Brexit. There is a risk that any material changes which are made to the U.K. data protection regime could result in the European Commission reviewing the U.K. adequacy decision, and the United Kingdom losing its adequacy decision if the European Commission deems the United Kingdom to no longer provide adequate protection for personal data. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains uncertain, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term.
In the United States, HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information, or PHI, by health plans, certain health care clearinghouses and health care providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI, as well as their covered subcontractors. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA, we may receive individually identifiable health information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties. Further, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.
Various states, such as California and Massachusetts, have also implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, or the CMIA, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to imposing fines and penalties, some of these state laws afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for significant penalties and permit injured parties to sue for damages. In addition to the CMIA, California also enacted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, which generally went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 and will become applicable from January 12, 2025 onwards, intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition and results of operations.
In 2016, the United Kingdom held a referendum in which a majority of the eligible members of the electorate voted to leave the European Union, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the United Kingdom ceased being an EU member state on January 31, 2020. On December 30, 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement, or TCA, which includes an agreement on free trade between the two parties and has been provisionally applicable since January 1, 2021. Since January 1, 2021, the United Kingdom has operated under a separate regulatory regime to the European Union. EU laws regarding medicinal products only apply in respect of the United Kingdom to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). The EU laws that have been transposed into U.K. law through secondary legislation remain applicable as “retained EU law.” However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the U.K. parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than 23 June 2026) will automatically expire and be revoked by December 31, 2023. In addition, new EU legislation will not be applicable in Great Britain. The TCA includes specific provisions concerning medicinal products, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the United Kingdom and the EU in the future. The U.K. government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicines and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps. There is a possibility that over time, national laws will be amended and that consequently the regulatory framework in Great Britain will diverge from that of the EU. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our drug candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our drug candidates in the United Kingdom or the European Union.
Great Britain (England, Scotland and Wales) is no longer covered by the European Union’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market medicinal products in Great Britain. As of January 1, 2021, the Medicines and Healthcare Products regulatory Agency, or MHRA, is the United Kingdom's standalone medicines and medical devices regulator. It is currently unclear whether the MHRA is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us and our collaborators or delay us and our collaborators from commercializing our drug candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability.
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
Our business depends in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, synthetic intermediates, formulations, combination therapies and methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.
The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or obtain, maintain and/or enforce patents or trademarks that may issue or be registered based on our applications, at a reasonable cost or in a timely manner. In addition, our pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part, or may not effectively prevent others from commercializing competitive technologies and products.Changes in either patent laws or interpretation of patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Further, we may not pursue, obtain, or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.
The strength of patents in the biotechnology and biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications that we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop new or improved products and threaten our ability to commercialize our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.
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
Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
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
•our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or may be held invalid or unenforceable as a result of legal challenges by third parties;
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
•we have engaged in scientific collaborations in the past, and are likely to continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•we may not develop additional proprietary technologies for which we can obtain patent protection;
•it is possible that product candidates or diagnostic tests that we develop may be covered by third parties’ patents or other exclusive rights; or
•the patents of others may have an adverse effect on our business.
Risks Related to License and Collaboration Agreements
We have entered into, and may enter into, license or other collaboration agreements that impose certain obligations on us. If we fail to comply with our obligations under such agreements with third parties or otherwise experience disruptions to our business relationships with our current or future licensors, we could lose rights that may be important to our business.
In connection with our efforts to expand our pipeline of product candidates, we have entered into and may further enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional candidates. Such agreements may impose various reporting, diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property, or to pursue other remedies.
We may not be able to obtain licenses at a reasonable cost or on reasonable terms, if at all. Furthermore, if we lose intellectual property rights licensed under existing agreements or fail to obtain future licenses, we may be required to expend considerable time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected proprietary technologies and product candidates, which could harm our business significantly. Third-party patents may exist which might be enforced against our current or future proprietary technologies and product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
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
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or could increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
In addition, we may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. If any of our current or future licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business and our competitors could market competing products using the intellectual property. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners, including loss of our right to prosecute the licensed patent applications or early termination of the license by our licensor. We also may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.
Our technology licensed from third parties may be subject to retained rights.
Any license we may enter into could provide for the retention by the licensor of certain rights under their agreements with us, including for example, the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether any future licensors will limit their use of the technology to these uses, and we may incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

In addition, the U.S. government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The U.S. government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. The Bayh-Dole Act also imposes other obligations, including the requirement that products covered by the government funded patents be manufactured in the United States. We sometimes collaborate with academic institutions to accelerate our preclinical research or development. In the future, we may own or license technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act. If the federal government exercises its rights under the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.
We may rely on trade secrets and proprietary know-how, which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets and proprietary know-how, our business and competitive position would be harmed.
In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Additionally, because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements.
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
We also may be subject to, or threatened with, other third party claims relating to alleged infringement of intellectual property or other proprietary rights, including breach of nondisclosure, nonuse, noncompetition and non-solicitation provisions, intellectual property assignment and ownership, and misuse or misappropriation of intellectual property, trade secrets and other confidential information, among others. If a court of competent jurisdiction finds us liable for any such claims, we may be prohibited from using certain intellectual property, trade secrets and confidential information, effectively blocking our ability to seek patent protection for our inventions and slowing or halting the progress of our clinical development and commercialization efforts.
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
•if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross- licenses to intellectual property rights for our products and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and
•redesigning our product candidates or processes so that they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing technologies, product candidates or products. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing technologies, product candidates or products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. A finding of infringement could prevent us from commercializing our technologies, product candidates or products or force us to cease some of our business operations, and could divert the time and attention of our technical personnel and management, cause development delays, and/or require us to develop non-infringing technology, which may not be possible on a cost-effective basis, any of which could materially harm our business. In the event of a successful claim of infringement against us, we may have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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
Additionally, our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We may be subject to claims that employees, former employees or third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors or not named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, or portion of such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
In addition, while we require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Third parties may assert that we are employing their proprietary technology without authorization.
There may be third-party patents of which we are currently unaware with claims to compounds, compositions of matter, materials, formulations, methods of manufacture or methods of use that encompass the composition, use or manufacture of our product candidates. There may be currently pending patent applications of which we are currently unaware which may later result in issued patents that our product candidates or their use or manufacture may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidates. If any third-party patent were held by a court of competent jurisdiction to cover our product candidates, intermediates used in the manufacture of our product candidates or our materials generally, aspects of our formulations or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
As is common in the biotechnology and biopharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A court could also prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.
Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing our compounds and pre-existing biopharmaceutical compounds. We may be unable to acquire or in-license any compounds, compositions, formulations, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compounds, compositions formulations, methods of use or processes covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have different or greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.
We may be involved in lawsuits to protect or enforce our patents or other intellectual property, or the patents or intellectual property of our licensors, which could be expensive, time-consuming and unsuccessful.
Competitors or other third parties may infringe our patents, trademarks, copyrights or other intellectual property, or the intellectual property of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In addition, in any infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or for other reasons. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing or, in some cases, not at all, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference or derivation proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.
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
Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we may not have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.
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
Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on any issued patent and/or patent application are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In certain circumstances, even inadvertent noncompliance events may permanently and irrevocably jeopardize patent rights. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
Any patents, if issued, covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.
If we or one of our licensors initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during patent prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, business, financial conditions, and prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
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
Likewise, our current licensed or owned patents are expected to expire between 2029 and 2041, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Our current licensed or owned pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2029 through 2043, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications not already granted or that a court will uphold any patents already issued.
Changes in patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive technologies and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. We may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and tradenames.
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
We or the third parties upon whom we depend may be adversely affected by natural disasters, health epidemics or other business interruptions and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or health epidemics could severely disrupt our operations, and have a material adverse impact on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, health epidemic or other event occurred that prevented us from conducting our clinical trials, releasing clinical trial results or delaying our ability to obtain regulatory approval for our product candidates, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.
For example, since December 2019, several novel strains of coronavirus have been identified and continue to spread globally, including in the United States, and the disease they cause, COVID-19, has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and government measures taken in response thereto have impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. As a result of stringent COVID-19 lockdown restrictions, we had previously observed delays in trial enrollment for our Phase 2a trial for ulixacaltamide in Australia. While these lockdowns did not lead to a material impact on our business, we cannot predict the scope and severity of potential shutdowns or disruptions of businesses due to COVID-19 or another pandemic, epidemic or outbreak of an infectious disease in the future. At present, we are not experiencing significant impact or delays from the COVID-19 pandemic on our business, operations and, if our product candidates are approved, commercialization plans.We continue to closely monitor the COVID-19 pandemic as we evolve our clinical development plans. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus strains, and of any future-identified novel coronavirus strains, the effectiveness of actions taken in the United States and other countries to contain the coronavirus strains or treat their impact, including the adoption and effectiveness of vaccines and vaccine distribution efforts and the extent and duration of the pandemic's impact on economic conditions and social activity, including with respect to inflationary pressures and supply chain shortages and disruptions, among others.
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational, quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.
Risks Related to Data Privacy and Cybersecurity
Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.
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
While we do not believe that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyberattacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
Our executive officers, directors and their affiliates and our principal stockholders own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.
Based on shares outstanding as of December 31, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially hold, in the aggregate, approximately 49.2% of our outstanding voting stock. These stockholders, acting together, would be able to exert significant influence over all matters requiring stockholder approval. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. This concentration of ownership control may adversely affect the market price of our common stock by:
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
Holders of Our Common Stock
As of February 3, 2023, there were approximately three holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the three months ended December 31, 2022.
Use of Proceeds from Initial Public Offering
In October 2020, we completed the initial public offering of our common stock, or IPO, pursuant to which we issued and sold 11,500,000 shares of our common stock at a price to the public of $19.00 per share. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-249074), which was declared effective by the Securities and Exchange Commission on October 15, 2020. As of December 31, 2022, we had used all of the net proceeds from the IPO.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of common stock made during the three months ended December 31, 2022.
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
Overview
As noted in our Company Overview in Part I of this report, we are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (formerly known as PRAX-944), we expect to announce topline results from the Phase 2b Essential1 clinical trial in essential tremor, or ET, in the first quarter of 2023. We also plan to initiate an ulixacaltamide Phase 2 clinical trial in Parkinson's disease, or PD, in the first quarter of 2023 and expect topline results in the fourth quarter of 2023. We plan to initiate our PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023, with initial cohorts in SCN2A-DEE and SCN8A-DEE, and expect to announce topline results for both cohorts in the second half of 2023. We also initiated a Phase 1 healthy volunteer study of PRAX-628 in the fourth quarter of 2022 and expect to report topline results in mid-2023. For our most advanced product candidate under the Solidus™ platform, PRAX-222, we expect to announce topline results from the first dose cohort of our EMBRAVE study in mid-2023. For further details on our business, refer to the Business section of Part I of this report.
We were incorporated in 2015 and commenced operations in 2016. Since inception, we have devoted substantially all of our resources to developing our preclinical and clinical product candidates, building our intellectual property, or IP, portfolio, business planning, raising capital and providing general and administrative support for these operations. We employ a “virtual” research and development model, relying heavily upon external consultants, collaborators, contract development and manufacturing organizations and contract research organizations, or CROs, to conduct our preclinical and clinical activities. Since inception, we have financed our operations primarily with proceeds from the sale and issuance of equity securities.
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including net losses of $214.0 million and $167.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $530.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our lead product candidate, ulixacaltamide, to a late stage clinical trial for the treatment of ET;
•advance ulixacaltamide in our Phase 2 clinical trial for the treatment of PD;
•advance our PRAX-562 product candidate in the EMBOLD clinical trial;
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
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $100.5 million, which will enable us to fund our operating expenses and capital expenditures into the first quarter of 2024. Since our cash, cash equivalents and marketable securities as of December 31, 2022 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”

Restructuring
In June 2022, we began a strategic realignment to focus resources on our ulixacaltamide, PRAX-562, PRAX-222 and PRAX-628 product candidates, as well as our preclinical programs across our Cerebrum™ and Solidus™ platforms, which resulted in a reduction of our workforce.
We incurred $1.0 million of costs related to the realignment, of which $0.6 million has been recognized in research and development expenses and $0.4 million has been recognized in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2022. These costs relate to employee severance, benefits and related costs.
As of December 31, 2022, all costs related to the strategic realignment were paid.
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
As discussed in Note 9 to our audited consolidated financial statements, we have entered into a collaboration agreement that will result in the recognition of $5.0 million of revenue upon the satisfaction of the performance obligation identified within the agreement.
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
•costs incurred with third-party contract development and manufacturing organizations to acquire, develop and manufacture materials for preclinical and clinical studies; and
•depreciation, amortization and other direct and allocated expenses, including rent and other operating costs, such as information technology, incurred as a result of our research and development activities.
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
As a company operating in a virtual environment, a significant portion of our research and development costs have been external costs. We track direct external research and development expenses to specific platforms and product candidates upon commencement. Due to the number of ongoing studies and our ability to use resources across platforms, indirect or shared operating costs incurred for our research and development platforms, such as personnel, facility costs and certain consulting costs, are not recorded or maintained on a platform-specific basis.
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Year Ended December 31,
	2022	2021
Cerebrum™	$92,708	$72,663
Solidus™	17,500	7,646
Personnel-related (including stock-based compensation)	37,392	31,090
Other indirect research and development expenses	7,440	8,858
Total research and development expenses	$155,040	$120,257
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
•our ability to commercialize products, if approved, whether alone or in collaboration with others; and
•the continued acceptable safety profiles of our product candidates.
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
General and Administrative Expense
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, legal, commercial and administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; commercial-related costs to support market assessments and scenario planning; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs, such as information technology. Costs to secure and defend our IP are expensed as incurred and are classified as general and administrative expenses. These costs relate to the operation of the business and are unrelated to the research and development function or any individual platform or product candidate.
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. As of December 31, 2022 and 2021, we had U.S. federal and state net operating loss carryforwards which may be available to offset future taxable income and which begin to expire in 2035. As of December 31, 2022 and 2021, we also had federal and state research and development tax credit carryforwards which may be available to offset future income tax liabilities and which begin to expire in 2031.
Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the years ended December 31, 2022 and 2021.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Year Ended December 31,		Change
	2022	2021
Operating expenses:
Research and development	$155,040	$120,257	$34,783
General and administrative	59,946	47,075	12,871
Total operating expenses	214,986	167,332	47,654
Loss from operations	(214,986)	(167,332)	(47,654)
Other income:
Other income, net	957	271	686
Total other income	957	271	686
Net loss	$(214,029)	$(167,061)	$(46,968)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Year Ended December 31,		Change
	2022	2021
Cerebrum™	$92,708	$72,663	$20,045
Solidus™	17,500	7,646	9,854
Personnel-related (including stock-based compensation)	37,392	31,090	6,302
Other indirect research and development expenses	7,440	8,858	(1,418)
Total research and development expenses	$155,040	$120,257	$34,783
The $34.8 million increase in research and development expenses was primarily attributable to the following:
•$20.0 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦an increase in clinical, manufacturing and toxicology-related spend for our ulixacaltamide program, including our Phase 2b Essential1 clinical trial;
◦an increase in clinical-related spend for our PRAX-114 Phase 2 clinical trials, all of which were wound down during the second and third quarters of 2022 due to our strategic realignment;
◦an increase in clinical-related spend for our PRAX-628 Phase 1 clinical trial; and
◦an increase in costs associated with our Phase 1 PRAX-562 clinical trial in healthy volunteers and startup costs related to the EMBOLD Phase 2 clinical trial, partially offset by a decrease related to prior year toxicology-related spend for PRAX-562.
•$9.9 million increase in expense related to our Solidus™ platform, driven primarily by an increase in clinical-related spend to support the initiation of the PRAX-222 EMBRAVE clinical trial, an increase in preclinical activities for our earlier stage assets and the payment of a $2.0 million license fee to Ionis Pharmaceuticals, Inc. in January of 2022 upon exercise of our exclusive option to obtain the rights and license to further develop and commercialize PRAX-222; and
•$6.3 million increase in personnel-related costs due to changes in headcount.
General and Administrative Expense
The $12.9 million increase in general and administrative expenses was primarily attributable to an $11.8 million increase in personnel-related costs due to changes in headcount, including an increase of $5.3 million in stock-based compensation expense.

Other Income
Other income for the years ended December 31, 2022 and 2021 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under our shelf registration statement. From inception through December 31, 2022, we have raised $526.0 million in aggregate cash proceeds from such transactions, net of issuance costs. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $100.5 million.
On November 3, 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acts as sales agent. During the year ended December 31, 2022, we issued and sold 3,595,273 shares under the Sales Agreement for aggregate net proceeds of $9.6 million after deducting commissions and offering expenses payable by us. As of December 31, 2022, we have issued and sold a total of 3,987,270 shares under the Sales Agreement for aggregate net proceeds of $16.6 million after deducting commissions and offering expenses payable by us. Subsequent to December 31, 2022, we issued and sold a total of 2,942,083 shares under the Sales Agreement for aggregate net proceeds of $11.2 million after deducting commissions and offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(185,043)	$(124,554)
Investing activities	96,889	(140,520)
Financing activities	10,465	107,586
Net decrease in cash, cash equivalents and restricted cash	$(77,689)	$(157,488)
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
During the year ended December 31, 2022, net cash used in operating activities of $185.0 million was primarily due to our $214.0 million net loss and $1.8 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses, partially offset by $30.8 million of non-cash charges primarily related to stock-based compensation.
During the year ended December 31, 2021, net cash used in operating activities of $124.6 million was primarily due to our $167.1 million net loss, partially offset by $26.4 million of non-cash charges primarily related to stock-based compensation and $16.1 million in changes in operating assets and liabilities primarily related to increases in accounts payable and accrued expenses.

Investing Activities
During the year ended December 31, 2022, net cash provided by investing activities of $96.9 million primarily related to the maturities of marketable securities, partially offset by purchases of marketable securities.
During the year ended December 31, 2021, net cash used in investing activities of $140.5 million primarily related to the purchase of marketable securities, partially offset by the maturities of marketable securities.
Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities of $10.5 million consisted of net proceeds from at-the-market offerings of $9.6 million and proceeds from purchases of common stock under our employee stock purchase plan and from the exercise of stock options of $1.4 million, partially offset by the payment of issuance costs for our at-the-market offerings and the payment of taxes related to the vesting of restricted stock units.
During the year ended December 31, 2021, net cash provided by financing activities of $107.6 million consisted of net proceeds from our follow-on public offering of $98.4 million and at-the-market offerings of $7.3 million and net proceeds from the exercise of stock options of $2.4 million, partially offset by the payment of issuance costs for our initial public offering.
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
•advance the clinical development of our clinical-stage product candidates within our Cerebrum™ and Solidus™ platforms;
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
As of December 31, 2022 we had cash, cash equivalents and marketable securities of $100.5 million. Subsequent to December 31, 2022, we issued and sold a total of 2,942,083 shares under the Sales Agreement for aggregate net proceeds of $11.2 million after deducting commissions and offering expenses payable by us. We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2022, together with net proceeds raised under the Sales Agreement subsequent to December 31, 2022, will enable us to fund our operating expenses and capital expenditures into the first quarter of 2024. We have incurred recurring losses since our inception, including a net loss of $214.0 million for the year ended December 31, 2022. In addition, as of December 31, 2022, we had an accumulated deficit of $530.6 million. We expect to continue to generate operating losses for the foreseeable future. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Since we expect that our cash, cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Because of the numerous risks and uncertainties associated with product development and potential collaborations with third parties for the development of our product candidates, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of preclinical studies and clinical trials for our platforms and product candidates;
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
We sublease building space in Boston, Massachusetts. Our sublease will expire on January 31, 2026. As of December 31, 2022, our operating lease commitments for the remainder of the lease term were $4.0 million.
In addition, we have entered into collaboration and license agreements with RogCon Inc., or RogCon, and Ionis Pharmaceuticals, Inc., or Ionis, under which we could be obligated to pay certain fees, milestone payments and cost reimbursements.
Under our license agreement with RogCon, Inc., or RogCon, we are obligated to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the license agreement. Additionally, we may be obligated to pay RogCon a milestone payment of $3.0 million and profit share payments. The $3.0 million milestone payment is due when the first profit share payment has become due and payable and certain contingent payments have become due and payable to Ionis under our collaboration agreement with Ionis. The profit share payments are based on a low-double-digit percentage of net profits, depending on sales volume. Either party may terminate the license agreement for material breach or insolvency of the other party. Additionally, we may terminate for convenience with prior notice to RogCon. See “Business—License Agreements—License Agreement with RogCon.”
Under our collaboration agreement with Ionis Pharmaceuticals, Inc., or Ionis,, we reimbursed Ionis for identifying a development candidate and conducting an investigational new drug application, or IND, enabling toxicology study, as well as out of pocket costs incurred by Ionis related to research activities. Ionis granted us an exclusive option to obtain the rights and license to further develop and commercialize the development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the IND-enabling toxicology study. We exercised this exclusive option in January 2022 and paid a $2.0 million license fee. We may be required to make additional payments to Ionis including development milestone payments, additional milestone payments and sales royalties or sublicense fees. Either party may terminate the collaboration agreement upon material breach or insolvency of the other party. Ionis may terminate if we fail to achieve a performance milestone. See “Business—License Agreements—Ionis Collaboration Agreement.”
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

Recently Issued Accounting Pronouncements
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our current operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Praxis Precision Medicines, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Ulixacaltamide Essential1 Accrued and Prepaid Research and Development Costs

Description of the Matter
The Company’s accrued costs for research and development expenses totaled $10.7 million at December 31, 2022, including accruals related to the Company’s ulixacaltamide Essential1 clinical trial. In addition, the Company’s prepaid expenses and other current assets were $10.4 million, which included amounts that were paid in advance of services incurred pursuant to the ulixacaltamide Essential1 clinical trial. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period for the Company’s ulixacaltamide Essential1 clinical trial. The Company is required to estimate such accruals and prepaids using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within accrued or prepaid expenses and other current assets.
Auditing the Company’s accrued and prepaid research and development costs for the ulixacaltamide Essential1 clinical trial was complex, as accounting for the costs associated with this clinical trial required subjective estimates of the level of services performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s ulixacaltamide Essential1 clinical trial, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit
To evaluate the accrued and prepaid research and development costs for the ulixacaltamide Essential1 clinical trial, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals and prepayments. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we reviewed estimates of costs incurred to date provided to the Company from third parties. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from third parties.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Boston, Massachusetts
February 7, 2023

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$61,615	$138,704
Marketable securities	38,874	137,207
Prepaid expenses and other current assets	10,351	11,498
Total current assets	110,840	287,409
Property and equipment, net	971	1,213
Operating lease right-of-use assets	2,901	3,653
Other non-current assets	416	472
Total assets	$115,128	$292,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,672	$10,780
Accrued expenses	15,850	26,844
Operating lease liabilities	1,005	810
Current portion of deferred revenue	2,818	—
Total current liabilities	34,345	38,434
Long-term liabilities:
Non-current portion of operating lease liabilities	2,495	3,501
Non-current portion of deferred revenue	2,182	—
Total liabilities	39,022	41,935
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 49,382,453 shares issued and outstanding as of December 31, 2022, and 45,300,514 shares issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	606,918	567,598
Accumulated other comprehensive loss	(173)	(176)
Accumulated deficit	(530,644)	(316,615)
Total stockholders’ equity	76,106	250,812
Total liabilities and stockholders’ equity	$115,128	$292,747
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$155,040	$120,257
General and administrative	59,946	47,075
Total operating expenses	214,986	167,332
Loss from operations	(214,986)	(167,332)
Other income:
Other income, net	957	271
Total other income	957	271
Net loss	$(214,029)	$(167,061)
Net loss per share attributable to common stockholders, basic and diluted	$(4.64)	$(3.94)
Weighted average common shares outstanding, basic and diluted	46,096,737	42,454,055
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Net loss	$(214,029)	$(167,061)
Change in unrealized losses on marketable securities, net of tax	3	(176)
Comprehensive loss	$(214,026)	$(167,237)
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	45,300,514	$5	$567,598	$(316,615)	$(176)	$250,812
Stock-based compensation expense	—	—	7,886	—	—	7,886
Issuance of common stock from at-the-market public offerings	70,410	—	1,368	—	—	1,368
Vesting of restricted stock units	81,130	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(17,850)	—	(230)	—	—	(230)
Issuance of common stock upon exercise of stock options	72,278	—	333	—	—	333
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(68,717)	—	(68,717)
Balance at March 31, 2022	45,506,482	$5	$576,955	$(385,332)	$(606)	$191,022
Stock-based compensation expense	—	—	7,611	—	—	7,611
Issuance of common stock under employee stock purchase plan	51,645	—	454	—	—	454
Vesting of restricted stock units	6,361	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(2,225)	—	(17)	—	—	(17)
Issuance of common stock upon exercise of stock options	13,143	—	67	—	—	67
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(74)	(74)
Net loss	—	—	—	(60,194)	—	(60,194)
Balance at June 30, 2022	45,575,406	$5	$585,070	$(445,526)	$(680)	$138,869
Stock-based compensation expense	—	—	6,730	—	—	6,730
Issuance of common stock from at-the-market public offerings, net of issuance costs of $109	1,105,006	—	2,962	—	—	2,962
Vesting of restricted stock units	5,312	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,638)	—	(6)	—	—	(6)
Issuance of common stock upon exercise of stock options	180,241	—	409	—	—	409
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	144	144
Net loss	—	—	—	(43,945)	—	(43,945)
Balance at September 30, 2022	46,864,327	$5	$595,165	$(489,471)	$(536)	$105,163
Stock-based compensation expense	—	—	6,366	—	—	6,366
Issuance of common stock under employee stock purchase plan	89,739	—	163	—	—	163
Issuance of common stock from at-the-market public offerings	2,419,857	—	5,231	—	—	5,231
Vesting of restricted stock units	12,000	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,470)	—	(7)	—	—	(7)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	363	363
Net loss	—	—	—	(41,173)	—	(41,173)
Balance at December 31, 2022	49,382,453	$5	$606,918	$(530,644)	$(173)	$76,106
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
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

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(214,029)	$(167,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	419	182
Stock-based compensation expense	28,593	22,693
Non-cash operating lease expense	752	1,412
Amortization of premiums and discounts on marketable securities, net	1,003	2,087
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	547	(5,780)
Accounts payable	3,892	7,267
Accrued expenses	(10,465)	15,450
Operating lease liabilities	(811)	(763)
Deferred revenue	5,000	—
Other	56	(41)
Net cash used in operating activities	(185,043)	(124,554)
Cash flows from investing activities:
Purchases of property and equipment	(444)	(1,050)
Purchases of marketable securities	(83,022)	(164,170)
Maturities of marketable securities	180,355	24,700
Net cash provided by (used in) investing activities	96,889	(140,520)
Cash flows from financing activities:
Proceeds from at-the-market offerings, net of issuance costs	9,561	7,301
Proceeds from follow-on public offering, net of issuance costs	—	98,413
Payment of issuance costs for at-the-market offerings and initial public offering	(262)	(575)
Payments of tax withholdings related to vesting of restricted stock units	(260)	—
Proceeds from exercise of options and employee stock purchase plan contributions	1,426	2,447
Net cash provided by financing activities	10,465	107,586
Decrease in cash, cash equivalents and restricted cash	(77,689)	(157,488)
Cash, cash equivalents and restricted cash, beginning of period	139,720	297,208
Cash, cash equivalents and restricted cash, end of period	$62,031	$139,720
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	61,615	138,704
Restricted cash	416	1,016
Total cash, cash equivalents and restricted cash	$62,031	$139,720
Supplemental disclosures of non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,068
Offering costs included in accrued expenses	$—	$262
Purchases of property and equipment included in accrued expenses	$—	$267
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For the Company's most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (formerly known as PRAX-944), it expects to announce topline results from the Phase 2b Essential1 clinical trial in essential tremor in the first quarter of 2023. The Company also plans to initiate an ulixacaltamide Phase 2 clinical trial in Parkinson's disease in the first quarter of 2023 and expects topline results in the fourth quarter of 2023. The Company plans to initiate its PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023, with initial cohorts in SCN2A-DEE and SCN8A-DEE, and expects to announce topline results for both cohorts in the second half of 2023. The Company also initiated a Phase 1 healthy volunteer study of PRAX-628 in the fourth quarter of 2022 and expects to report topline results in mid-2023. For the Company's most advanced product candidate under the Solidus™ platform, PRAX-222, it expects to announce topline results from the first dose cohort of its EMBRAVE study in mid-2023.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, and from the sale of common stock through an initial public offering ("IPO"), a follow-on public offering and at-the-market offerings under its shelf registration statement. From inception through December 31, 2022, the Company raised $526.0 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $214.0 million for the year ended December 31, 2022. In addition, as of December 31, 2022, the Company had an accumulated deficit of $530.6 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2022, together with net proceeds raised under the Open Market Sale Agreement ("the Sales Agreement") subsequent to December 31, 2022, may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements which raises substantial doubt about the Company's ability to continue as a going concern, and the Company will need to obtain additional funding. The Company expects to finance its operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accrued and prepaid research and development expense, stock-based compensation expense and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
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
The following table presents cash and cash equivalents and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$61,615	$138,704
Restricted cash	416	1,016
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$62,031	$139,720
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
Concentrations of Credit Risk and Significant Suppliers and License Agreements
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company's investment portfolio comprises money market funds, marketable debt securities, including debt securities issued by U.S. government agencies and corporations, and commercial paper. The Company investments are limited to investment-grade securities with strong credit ratings with the objective of maintaining safety and liquidity. The Company also maintains deposits in

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

accredited financial institutions in excess of federally insured limits. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As of December 31, 2022 and 2021, the Company’s primary operating accounts significantly exceeded the FDIC limits. The Company deposits its cash in financial institutions that it believes have high credit quality, and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Off-Balance Sheet Risk
As of December 31, 2022 and 2021, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts or other hedging arrangements.
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
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.
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
The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of December 31, 2022 and 2021 did not include any lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.
Collaboration Agreements

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808"), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606.
ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if the Company concludes a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction. The classification of transactions under the Company’s arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.
Revenue Recognition
The Company enters into collaboration agreements which are within the scope of ASC 606 under which the Company may license or provide options to license certain development or product candidates and, in certain cases, may perform research and development services. The terms of these agreements may include payment of non-refundable, upfront fees, option exercise fees, development and commercial milestone payments and royalties on net sales of licensed products.
Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for agreements determined to be within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then assesses whether each promised good or service is distinct. When the Company offers options for additional goods or services, such as an option to obtain a license, it evaluates whether such options are material rights that should be treated as separate performance obligations.
The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each agreement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received to estimate the amount expected to be received. The amount of variable consideration included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal of the cumulative revenue recognized will not occur in a future period.
The Company recognizes as revenue the amount of the transaction price that it allocated to the respective performance obligation when or as each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, the Company recognizes revenue based on the use of an output or input method. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. For example, for research and development services that are recognized over time, the Company measures its progress using an input method. The input methods used are based on the effort the Company expends or costs it incurs toward the satisfaction of its performance obligation.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company estimates the amount of effort it expends, including the time it estimates it will take to complete the activities, or costs it incurs in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that is multiplied by the transaction price to determine the amount of revenue recognized each period. If the estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that is recognized in the current and future periods.
Upfront payments are recorded as contract liabilities within deferred revenue on the consolidated balance sheets until the Company performs its obligations under these agreements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.
As of December 31, 2022, the Company had one collaboration, option and license agreement with UCB Biopharma SRL ("UCB"), which it entered into in December 2022. The accounting accounting related to the collaboration agreement is outlined in Note 9, UCB Option and License Agreement.
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
Stock-Based Compensation
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). For stock-based awards issued to employees, non-employees and members of the Company’s board of directors (the “Board”) for their services on the Board, the Company measures the estimated fair value of the stock-based award on the date of the grant. The Company recognizes compensation expense for those awards granted to employees and members of the Board over the requisite service period, which is generally the vesting period of the respective award. For non-employee awards, compensation expense is recognized as the services are provided, which is generally ratably over the vesting period. The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards on a straight-line basis over the vesting period. To date, the Company has not issued any stock-based awards with performance or market-based vesting conditions. The Company accounts for forfeitures as they occur.
The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s salary or service payments are classified.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The grant date fair value of restricted stock units is estimated based on the fair value of the Company's underlying common stock on the date of grant.
Foreign Currency
The functional currency of the Company’s wholly owned foreign subsidiary in Australia is the U.S. dollar. Monetary assets and liabilities resulting from transactions denominated in currencies other than the functional currency are remeasured into the functional currency at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are measured using historical exchange rates prevailing at the date of the transaction and are not subsequently remeasured. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss. There were no material foreign currency gains or losses for the years ended December 31, 2022 and 2021.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2022 and 2021,comprehensive loss consists of net loss and changes in unrealized losses on marketable securities.
Net Loss per Share

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, which excludes shares of restricted common stock that are not vested. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, after giving consideration to the dilutive effect of potentially dilutive common shares. For purposes of this calculation, outstanding options to purchase shares of common stock, unvested restricted common stock and potential shares issuable under the employee stock purchase plan are considered potentially dilutive common shares. The Company has generated a net loss in all periods presented so the basic and diluted net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.
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
Recently Issued Accounting Pronouncements
None.
3. Restricted Cash
As of December 31, 2022 and 2021 the Company had restricted cash of $0.4 million and $1.0 million, respectively, held as letters of credit for the benefit of its current and former landlords. The Company's Boston, Massachusetts sublease expires on January 31, 2026, and the related letter of credit of $0.4 million was classified within other non-current assets on the consolidated balance sheet as of December 31, 2022 and 2021. The Company's Cambridge, Massachusetts sublease expired on December 31, 2021, and the related letter of credit of $0.6 million was classified within prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021.
4. Marketable Securities
The following is a summary of the Company's investment portfolio as of December 31, 2022 and 2021 (in thousands):

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31, 2022
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$35,042	$—	$(163)	$34,879
Debt securities issued by U.S. government agencies	4,005	—	(10)	3,995
Total securities with a maturity of one year or less	$39,047	$—	$(173)	$38,874

Total available-for-sale securities	$39,047	$—	$(173)	$38,874

	As of December 31, 2021
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$52,214	$—	$(31)	$52,183
Commercial paper	34,993	—	—	34,993
Debt securities issued by U.S. government agencies	12,111	—	(8)	12,103
Other debt securities	6,398	1	—	6,399
Total securities with a maturity of one year or less	$105,716	$1	$(39)	$105,678

Corporate debt securities	31,667	—	(138)	31,529
Total securities with a maturity of one to two years	$31,667	$—	$(138)	$31,529
Total available-for-sale securities	$137,383	$1	$(177)	$137,207
As of December 31, 2022, the Company had 7 securities with a total fair market value of $38.9 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and is primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance for credit losses was not recognized.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the years ended December 31, 2022 and 2021.
5. Fair Value of Financial Assets
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 and 2021 (in thousands):

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,181	$—	$—	$34,181
Marketable securities:
Corporate debt securities	—	34,879	—	34,879
Debt securities issued by U.S. government agencies	3,995	—	—	3,995
	$38,176	$34,879	$—	$73,055

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,372	$—	$—	$131,372
Marketable securities:
Corporate debt securities	—	83,712	—	83,712
Commercial paper	—	34,993	—	34,993
Debt securities issued by U.S. government agencies	12,103	—	—	12,103
Other debt securities	—	6,399	—	6,399
	$143,475	$125,104	$—	$268,579
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
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computer equipment	$689	$579
Office furniture and equipment	545	545
Laboratory equipment	309	242
Total property and equipment	1,543	1,366
Less: Accumulated depreciation	(572)	(153)
Property and equipment, net	$971	$1,213
Depreciation expense was $0.4 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued external research and development expenses	$10,734	$17,763
Accrued personnel-related expenses	2,803	7,180
Accrued other expenses	2,313	1,901
Total accrued expenses	$15,850	$26,844
8. Commitments and Contingencies
Leases
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts. The sublease expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash (Note 3). This lease qualifies as an operating lease. At inception, the Company recorded an operating lease right-of-use asset and operating lease liability of $4.1 million.
In October 2018, the Company entered into a sublease agreement for office space located in Cambridge, Massachusetts which expired on December 31, 2021. The base rent increased by approximately 1% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash (Note 3). This lease qualified as an operating lease.
The following table summarizes the presentation of the operating leases in the Company’s consolidated balance sheets (in thousands):

	As of December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$2,901	$3,653
Liabilities:
Current operating lease liabilities	$1,005	$810
Non-current portion of operating lease liabilities	2,495	3,501
Total lease liabilities	$3,500	$4,311
The following table summarizes total lease costs recognized in the Company’s consolidated statements of operations (in thousands):

	For the year ended December 31,
	2022	2021
Operating lease cost	$1,102	$1,412
Variable lease costs	37	34
Total lease costs	$1,139	$1,446
Variable lease costs were primarily related to operating expenses, taxes and insurance associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future lease payments under non-cancelable lease agreements as of December 31, 2022 were as follows (in thousands):

Year Ended December 31,	Future Lease Payments
2023	$1,270
2024	1,296
2025	1,321
2026	110
Total future lease payments	$3,997
Less: interest	(497)
Present value of operating lease liabilities	$3,500
The weighted average remaining lease term and weighted average incremental borrowing rate of the Company’s operating lease were as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term (in years)	3.1	4.1
Weighted average incremental borrowing rate	9.0%	9.0%
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and no material legal proceedings are currently pending or threatened.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9. UCB Option and License Agreement
In December 2022, the Company entered into an Option and License Agreement (“the Collaboration Agreement”) with UCB for the discovery of small molecule therapeutics as potential treatments of KCNT1 related epilepsies. Under the terms of the Collaboration Agreement, the Company has agreed to perform general biology-related research services as part of a mutually agreed upon research plan in exchange for a $5.0 million upfront payment. In addition, the Company provided UCB an exclusive option to in-license global development and commercialization rights to any resulting KCNT1 small molecule development candidate identified as part of the research plan. If UCB exercises its option to in-license global development and commercialization rights, the Collaboration Agreement stipulates that UCB will assume research, development, manufacturing and commercialization responsibilities and costs. Under the terms of the Collaboration Agreement, the Company will be eligible to receive an option fee and future success-based development and commercialization milestone payments, totaling up to $98.5 million, in addition to tiered royalties on net sales of any resulting products from the Collaboration Agreement.
At the commencement of the Collaboration Agreement, the Company identified one performance obligation, which was to perform the research services for UCB. The Company determined the transaction price to be $5.0 million, comprised of the upfront payment it received. The option provided to UCB was determined not to be a material right.
The Company will recognize revenue for its research services performance obligation over time using an input method over the duration of the research services. During the year ended December 31, 2022, the Company did not recognize any collaboration revenue related to the Collaboration Agreement as no services had been provided. As of December 31, 2022, the $5.0 million upfront payment is included in deferred revenue in the consolidated balance sheet.
10. Common Stock and Preferred Stock
Common Stock
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
On November 3, 2021, the Company filed an automatic shelf registration with the Securities and Exchange Commission, which was automatically declared effective on November 3, 2021 in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Sales Agreement with Jefferies LLC ("Jefferies"), to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings under the shelf registration and subject to the limitations thereof. Jefferies is entitled to compensation at a commission rate of 3% of the gross sales price of common stock sold under the Sales Agreement. During the year ended December 31, 2022, the Company issued and sold 3,595,273 shares under the Sales Agreement for aggregate net proceeds of $9.6 million after deducting commissions and offering expenses payable by the Company. As of December 31, 2022, the Company issued and sold a total of 3,987,270 shares under the Sales Agreement for net proceeds of $16.6 million after deducting commissions and offering expenses payable by the Company.
As of December 31, 2022 and 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, pursuant to the Amended and Restated Certificate of Incorporation effective upon the completion of the IPO. Holders of such shares of common stock have the exclusive right to vote for the election of the Company's directors and are entitled to one vote per share. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to a pro

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

rata distribution of the Company's net assets. Dividends may be declared and paid to such holders only when, as, and if declared by the Board or an authorized committee thereof.
As of December 31, 2022, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company had reserved the following shares of common stock for future issuance:

	December 31,
	2022	2021
Shares reserved for exercise of outstanding stock options	8,838,028	6,468,501
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	1,650,955	2,667,780
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	839,922	654,204
Shares reserved for vesting of restricted stock units	743,950	440,079
Total shares of authorized common stock reserved for future issuance	12,072,855	10,230,564
Preferred Stock
As of December 31, 2022 and 2021, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series, and is authorized to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's shareholders. As of December 31, 2022 and 2021, the Company had no shares of undesignated preferred stock issued or outstanding.
11. Stock-Based Compensation
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan") as of December 31, 2022 and December 31, 2021 was 7,449,480 shares and 5,184,455 shares, respectively. The total number of shares of common stock authorized for issuance under the 2017 Stock Inventive Plan (the "2017 Plan") as of December 31, 2022 and 2021 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
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
2020 Employee Stock Purchase Plan
The total shares authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP") as of December 31, 2022 and 2021 was 981,306 shares and 654,204 shares, respectively. During the year ended December 31, 2022, the Company issued 141,384 shares under the 2020 ESPP. The Company did not issue any shares under the 2020 ESPP during the year ended December 31, 2021.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	440,079	$41.86
Issued	676,828	14.54
Vested	(104,803)	44.89
Forfeited	(268,154)	22.08
Unvested as of December 31, 2022	743,950	$23.07
As of December 31, 2022, total unrecognized compensation cost related to unvested restricted stock units was $12.4 million, which is expected to be recognized over a weighted-average period of 2.65 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	6,468,501	$16.92
Granted	3,969,302	9.23
Exercised	(265,662)	3.04		$850
Cancelled or Forfeited	(1,334,113)	16.64
Outstanding as of December 31, 2022	8,838,028	$13.93	8.26	$514
Exercisable as of December 31, 2022	3,315,240	$14.86	7.50	$95
Vested and expected to vest as of December 31, 2022	8,635,022	$13.90	8.30	$497
The aggregate intrinsic value of stock options exercised for the year ended December 31, 2021 was $19.7 million. The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2022. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees, members of the Board, and non-employees on the date of grant were as follows for the for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.52%	0.86%
Expected term (in years)	6.07	6.08
Expected volatility	89.20%	85.52%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$6.65	$27.58
As of December 31, 2022, total unrecognized compensation cost related to unvested stock options was $45.9 million, which is expected to be recognized over a weighted-average period of 2.17 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$9,972	$9,350
General and administrative	18,621	13,343
Total stock-based compensation expense	$28,593	$22,693
12. Significant Agreements
RogCon and Ionis Agreements
On September 11, 2019, the Company entered into both a Cooperation and License Agreement (the “License Agreement”) with RogCon, Inc. ("RogCon"), and a Research, Collaboration, Option and License Agreement (the “Ionis Collaboration Agreement”) with Ionis Pharmaceuticals, Inc. ("Ionis"). The agreements were entered into contemporaneously to enable the parties to advance their collective efforts related to SCN2A.
RogCon Agreement
Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon’s intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Under the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. As part of the agreement, the Company agreed to provide up-front consideration of $2.1 million.
Subsequent to September 11, 2019, the Company will reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. The Company expenses these costs as incurred as research and development. Expenses incurred for all periods presented were not material.
Additionally, the Company may pay RogCon a milestone payment of $3.0 million and profit share payments. The $3.0 million milestone payment will become due when the first profit share payment has become due and certain contingent payments have become payable to Ionis under the Ionis Collaboration Agreement, which are subject to the Company exercising its option to obtain license rights to a development candidate, as well as other contingent events. The profit share payments will be based on a low-double-digit percentage of net profits, depending on sales volume.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Ionis Collaboration Agreement
Under the Ionis Collaboration Agreement, both parties participated in research activities related to the downregulation of SCN2A gene products associated with the treatment of any and all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene, other than one severe type of epilepsy. Ionis was also responsible for identifying a development candidate and conducting an IND-enabling toxicology study. The Company reimbursed Ionis for out-of-pocket costs incurred related to the research activities, identification of a development candidate and conducting an IND-enabling toxicology study. The reimbursement of out-of-pocket costs was recognized as research and development expense as incurred. The Company expensed a total of $0.7 million and $1.9 million, as research and development expense under the Ionis Collaboration Agreement for the years ended December 31, 2022 and 2021, respectively.
Ionis granted the Company an exclusive option to obtain the rights and license to further develop and commercialize a development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the investigational new drug application-enabling toxicology study. The Company exercised this exclusive option in January 2022, paid a $2.0 million license fee and recognized the license fee in research and development expenses in the consolidated statement of operations during the year ended December 31, 2022. After option exercise, the Company is responsible for clinical development and commercialization of the development candidate.
Ionis may be entitled to additional development milestone payments, additional milestone payments, and sales royalties or sublicense fees.
The Ionis Collaboration Agreement will continue until the expiration of all payment obligations to Ionis, unless earlier terminated. Either party may terminate the Ionis Collaboration Agreement upon material breach or insolvency of the other party. Ionis may terminate if the Company fails to achieve a performance milestone. The Company may terminate for convenience with prior written notice to Ionis. Upon termination by the Company for convenience, the Company will stop selling all products, subject to certain wind-down provisions, and all products will revert back to Ionis.
13. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Outstanding stock options	8,838,028	6,468,501
Unvested restricted stock units	743,950	440,079
Potential shares issuable under the ESPP	283,861	33,425
	9,865,839	6,942,005
14. Income Taxes
The Company maintains a full valuation allowance on its U.S. net deferred tax assets due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31,

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2022 or 2021 related to its U.S. operations due to the uncertainty regarding future taxable income. In the years ended December 31, 2022 and 2021, the difference between the statutory tax rate in the U.S. and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit. The income tax benefit (provision) recognized for the years ended December 31, 2022 and 2021 was not material.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Federal and state research and development credits	3.7%	3.8%
State taxes, net of federal benefit	4.2%	4.8%
Non-deductible items	(0.7)%	(1.7)%
Stock-based compensation	(1.0)%	1.6%
Change in valuation allowance	(27.2)%	(29.4)%
Other	—%	(0.1)%
Effective income tax rate	—%	—%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$60,047	$56,482
Capitalized research expenditures	34,947	—
Amortization	24,262	14,295
Research and development credits	17,205	9,296
Stock-based compensation	6,422	3,759
Leases	898	1,132
Accrued expenses	893	1,952
Total gross deferred tax assets	$144,674	$86,916
Less: Valuation allowance	(143,930)	(85,957)
Net deferred tax assets	$744	$959
Deferred tax liabilities:
Operating lease right-of-use asset	(744)	(959)
Total gross deferred tax liabilities	(744)	(959)
Net deferred tax assets	$—	$—
As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards which may be able to offset future income tax liabilities of approximately $226.3 million and $212.3 million, respectively. Federal net operating loss carryforwards of $7.7 million will expire at various dates from 2035 through 2037 and approximately $218.6 million may be carried forward indefinitely. As of December 31, 2022 and 2021, the Company also had state net operating loss carryforwards of approximately $197.4 million and $187.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates from 2036 through 2042.
As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of approximately $14.4 million and $7.3 million, respectively, available to reduce future tax liabilities which expire at various dates from 2039 through 2042. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $3.5 million and $2.5 million, respectively, available to reduce future tax liabilities which expire at various dates from 2031 through 2037. The Company has

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
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
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception. As a result, a valuation allowance of $143.9 million and $86.0 million has been established at December 31, 2022 and 2021, respectively. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $58.0 million and $49.1 million during the years ended December 31, 2022 and 2021, respectively, due primarily to the generation of net operating losses.
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s consolidated statement of operations for either year ended December 31, 2022 or 2021. The statute of limitations for federal and state tax authorities is open for tax years ended December 31, 2019 through December 31, 2022. Since the Company is in a net loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
15. Related Party Transactions
One of the founders of RogCon is the Company's General Counsel. During the years ended December 31, 2022 and 2021, the Company reimbursed RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement (Note 12).
16. Employee Benefit Plan

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for eligible employees. The plan covers substantially all employees who meet a minimum age requirement and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the plan, the Company is not obligated to match any participant contributions. The Company made contributions of $1.5 million and $1.0 million during the years ended December 31, 2022 and 2021, respectively.
17. Restructuring
In June 2022, the Company began a strategic realignment to focus resources on its ulixacaltamide, PRAX-562, PRAX-222 and PRAX-628 product candidates, as well as its preclinical programs across our Cerebrum™ and Solidus™ platforms, which resulted in a reduction of the Company’s workforce.
The Company incurred $1.0 million of costs related to the realignment, of which $0.6 million has been recognized in research and development expenses and $0.4 million has been recognized in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2022. These costs relate to employee severance, benefits and related costs. The Company does not expect to incur any additional significant costs related to the strategic realignment.
As of December 31, 2022, all costs related to the strategic realignment have been paid.
18. Subsequent Events
Subsequent to December 31, 2022, the Company issued and sold a total of 2,942,083 shares under the Sales Agreement for aggregate net proceeds of $11.2 million after deducting commissions and offering expenses payable by the Company.

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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age, and position of each of our current executive officers and directors as of February 3, 2023:

Name	Age	Position
Executive Officers:
Marcio Souza	43	President, Chief Executive Officer, Director
Timothy Kelly	50	Chief Financial Officer
Alex Nemiroff, J.D.	44	General Counsel, Corporate Secretary
Nicole Sweeny	48	Chief Commercial Officer
Non-Employee Directors:
Dean Mitchell(2)(4)	66	Chairman, Director
Jeffrey Chodakewitz, M.D.(3)(4)	67	Director
Merit Cudkowicz, M.D.(2)(4)	59	Director
Jill DeSimone(1)(2)(3)	67	Director
Gregory Norden(1)(2)	65	Director
William Young(1)(2)(3)	78	Director
_______________________________
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance Committee.
(4)Member of the Science and Technology Committee
Executive Officers
Marcio Souza has served as a member of our Board of Directors and our President and Chief Executive Officer since April 2020. Prior to joining us, Mr. Souza was at PTC Therapeutics, Inc., or PTC, where he served as its Chief Operating Officer from May 2017 to April 2020 and its Senior Vice President and Head of Product Strategy from July 2016 to May 2017. Prior to joining PTC, Mr. Souza served in positions of increasing responsibility at NPS Pharmaceuticals, Inc., Shire Human Genetic Therapies Inc. and Sanofi Genzyme Corporation. Mr. Souza has served on the board of directors of Aeglea BioTherapeutics, Inc. (NASDAQ: AGLE) since June 2021. From May 2019 to May 2020, Mr. Souza also served on the board of directors of Clearpoint Neuro, Inc. (NASDAQ: CLPT) (previously MRI Interventions, Inc.). Mr. Souza received a degree in pharmacy and biochemistry with a specialization in toxicology and clinical analysis from the University of São Paulo and an M.B.A. from Fundação Dom Cabral. We believe Mr. Souza is qualified to serve on our Board of Directors because of his business and leadership experience in the life sciences industry and his scientific background.
Timothy Kelly has served as our Chief Financial Officer since May 2021. Prior to his role as Chief Financial Officer, Mr. Kelly served as Chief Financial Officer of Foundation Medicine, Inc. from 2019 to April 2021. In this position, he led the finance and corporate management teams, providing strategic leadership and oversight for the corporate functions, which included accounting and tax, billing and reimbursement, procurement, corporate development, project management and financial planning and analysis. Prior to his time at Foundation Medicine, Mr. Kelly served in several finance roles of increasing responsibility at the F. Hoffman-La Roche AG, or Roche, and Genentech (before being acquired by Roche in 2009) from 2003 to 2019, including finance and corporate services director for Roche Pharma in the United Kingdom from 2017 to 2019 and head of group strategic planning for the Roche Group in Switzerland from 2013 to 2017. Mr. Kelly holds a B.A. in economics from the College of William and Mary and an M.B.A. from the Columbia Business School.

Alex Nemiroff, J.D., has served as our General Counsel since June 2020. Prior to his role as General Counsel, Mr. Nemiroff served as our Vice President of Legal from January 2020 to June 2020. Mr. Nemiroff was also a co-founder of RogCon, Inc. and RogCon U.R., Inc., and he has served as both entities’ Chief Executive Officer since inception in November 2015. Mr. Nemiroff has experience working in commercial and securities litigation while at Greenberg Traurig LLP, and served as law clerk to the Honorable Paul C. Huck of the United States District Court for the Southern District of Florida. Mr. Nemiroff received a B.B.A from the University of Michigan’s Ross School of Business, and a J.D. from Northwestern University School of Law.
Nicole Sweeny has served as our Chief Commercial Officer since August 2020. Prior to joining us, Ms. Sweeny was at Takeda Pharmaceutical Co. Ltd., or Takeda, where she served as Vice President, Franchise Head, Rare Diseases from February 2019 to July 2020. Prior to Takeda, Ms. Sweeny served in several roles at Shire plc, a biopharmaceutical company acquired by Takeda, from August 2010 to January 2019, including Vice President, Head of US Marketing from September 2017 to January 2019 and Vice President, Global Product Strategy Lead from December 2016 to August 2017. Prior to joining Shire, Ms. Sweeny served in commercial positions of increasing responsibility at AMAG Pharmaceuticals, Inc. and Sanofi Genzyme Corporation. Ms. Sweeny received her B.S. from Boston College.
Non-Employee Directors
Dean Mitchell has served as chairman of our Board of Directors since September 2020. He served as executive chairman of the board of directors of Covis Pharma Holdings S.à.r.l., a specialty pharmaceutical company, from August 2013 until its sale in March 2020 and was chairman of PaxVax Corporation, a biotechnology company from January 2016 until its sale in October 2018. Mr. Mitchell served as President and Chief Executive Officer of Lux Biosciences, Inc., a biotechnology company focusing on the treatment of ophthalmic diseases, from July 2010 to August 2013. Prior to Lux Biosciences, he served as President and Chief Executive Officer of both Alpharma, Inc., a publicly traded specialty pharmaceutical company, from 2006 until its acquisition by King Pharmaceuticals, Inc. in 2008, and Guilford Pharmaceuticals, Inc., a publicly traded pharmaceutical company focused in oncology and acute care, from 2004 until its acquisition by MGI Pharma Inc. in 2005. From 2001 to 2004, he served in various senior executive capacities in the worldwide medicines group of Bristol-Myers Squibb Company. Prior to Bristol-Myers Squibb Company, he spent 14 years at GlaxoSmithKline plc, in assignments of increasing responsibility spanning sales, marketing, general management, commercial strategy and clinical development and product strategy. Mr. Mitchell currently serves on the boards of directors of Theravance Biopharma, Inc. (NASDAQ: TBPH), ImmunoGen Inc. (NASDAQ: IMGN), Precigen Inc. (formerly Intrexon Inc.) (NASDAQ: PGEN) and Kinnate Biopharma Inc. (NASDAQ: KNTE). Mr. Mitchell holds an M.B.A. from City University London and a B.Sc. in Biology from Coventry University. We believe Mr. Mitchell is qualified to serve on our Board of Directors because of his management experience in the pharmaceutical and biotherapeutics industries and his experience as a president, chief executive officer and board member of multiple biotechnology companies.
Jeffrey Chodakewitz, M.D., has served as a member of our Board of Directors since April 2021. Dr. Chodakewitz has served as an external senior advisor for Ascenta Capital, a life sciences investment firm, since December 2022. He previously served as a senior advisor to Blackstone Life Sciences, a life sciences private equity firm from March 2019 to January 2022. From April 2018 through March 2019, he served as Executive Vice President, Clinical Medicine and External Innovation, at Vertex Pharmaceuticals, Inc., or Vertex. Prior to that role, Dr. Chodakewitz held the roles of Chief Medical Officer and Executive Vice President, Global Medicines Development and Medical Affairs at Vertex from January 2014 to April 2018 and was a member of the Vertex Executive Committee. Prior to Vertex, Dr. Chodakewitz spent over 20 years at Merck & Co. serving in several positions, including leadership roles as Head of Infectious Diseases and Vaccines Global Development, Senior Vice President of Global Scientific Strategy (infectious disease, respiratory & immunology), Vice President of Early-Stage Development and Senior Vice President of Late-Stage Development. Dr. Chodakewitz currently serves on the boards of directors of Adicet Bio, Inc. (NASDAQ: ACET), Freeline Therapeutics Holdings plc (NASDAQ: FRLN) and Schrödinger, Inc. (NASDAQ:SDGR). Dr. Chodakewitz received a B.S. in Biochemistry cum laude from Yale University and an M.D. from the Yale University School of Medicine. We believe Dr. Chodakewitz is qualified to serve on our Board of Directors because of his extensive business and leadership experience working in the biotechnology industry.
Merit Cudkowicz, M.D., has served as a member of our Board of Directors since April 2021. Dr. Cudkowicz has served as the Chief of Neurology at Massachusetts General Hospital since 2012 and is the Director of the Sean M. Healey & AMG Center for ALS and Director and the Julieanne Dorn Professor of Neurology at Harvard Medical School. A member of the National Academy of Medicine, she has led innovations to accelerate the development of treatments for people with neurological disorders such as ALS, including the first platform trial in ALS, and serving in a senior role in the research and development of the first antisense oligonucleotide treatment for a neurological disorder. Dr. Cudkowicz is also the principal investigator of the Clinical Coordination Center for the National Institute of Neurological Disorders and Stroke’s Neurology Network of Excellence in Clinical Trials, or NeuroNEX. Dr. Cudkowicz received a B.S. in Chemical Engineering from Massachusetts Institute of Technology, an M.D. from Harvard Medical School and a MSc. in Clinical Epidemiology from Harvard School of Public Health. We believe Dr. Cudkowicz is qualified to serve on our Board of Directors because of her extensive medical background and experience.
Jill DeSimone has served as a member of our Board of Directors since May 2022. Ms. DeSimone served as President of U.S. Oncology at Merck & Co., Inc., or Merck, from 2014 to May 2022. During her time at Merck, Ms. DeSimone also temporarily served as Interim President of U.S. Pharma to help navigate the business through the COVID-19 pandemic. Prior to joining Merck, she served as Senior Vice President of Global Women’s Health at Teva Pharmaceutical Industries Ltd, or Teva, from 2012 to 2014. Prior to her time at Teva, Ms. DeSimone served in several roles of increasing responsibility at Bristol Myers Squibb from 1980 to 2012, including Senior Vice President of Oncology and Senior Vice President of Commercial Operations. Ms. DeSimone serves on the board of directors of Oncternal Therapeutics (NASDAQ: ONCT), Kinnate Biopharma Inc. (NASDAQ: KNTE), effective March 1, 2023, and Affini-T Therapeutics, Inc., a private company. She also serves as a board member for the Florida Cancer Specialists Foundation, a nonprofit organization that helps individuals with their essential living expenses while they undergo treatment for cancer. Ms. DeSimone received a B.S. in pharmacy from Northeastern University and completed a fellowship with the Wharton School of the University of Pennsylvania. We believe Ms. DeSimone is qualified to serve on the Board because of her leadership and extensive business experience in the pharmaceutical industry.
Gregory Norden has served as a member of our Board of Directors since March 2019. Mr. Norden is the former Chief Financial Officer of Wyeth Pharmaceuticals Inc. and has served as the Managing Director of G9 Capital Group LLC, which invests in early stage ventures and provides corporate advisory services, since 2010. Mr. Norden currently serves on the boards of directors of Zoetis Inc. (NYSE: ZTS), NanoString Technologies, Inc. (NASDAQ: NSTG) and Royalty Pharma plc (NASDAQ: RPRX). Mr. Norden is a former director of Human Genome Sciences, Univision and Welch Allyn. Mr. Norden received a B.S. in Management and Economics from the State University of New York at Plattsburgh and an M.S. in Accounting from LIU Post. We believe Mr. Norden is qualified to serve on our Board of Directors because of his background in finance and experience as a senior executive in the global healthcare and pharmaceutical industries, as well as his public company board experience.
William Young has served as a member of our Board of Directors since December 2016. Mr. Young is a Senior Advisor with Blackstone Life Sciences, which he joined in November 2018. Prior to its acquisition by Blackstone, Mr. Young joined Clarus Ventures LLC in March 2010 and held various roles, including Venture Partner, Senior Advisor and portfolio company board member. Prior to joining Clarus, Mr. Young was chairman of the board of directors and Chief Executive Officer of Monogram Biosciences Inc. from 2000 until its acquisition by Laboratory Corporation of America Holdings in 2009. Previously, Mr. Young spent 20 years at Genentech, Inc. in roles of increasing responsibility, culminating as Chief Operating Officer from 1997 to 1999. Mr. Young currently serves as the chairman of the board of directors of NanoString Technologies, Inc. (NASDAQ: NSTG), and as a member of the board of directors of Theravance BioPharma, Inc. (NASDAQ: TBPH) and Autolus Therapeutics plc (NASDAQ: AUTL). Mr. Young also served as the chairman of the board of directors of Annexon, Inc. (NASDAQ: ANNX) from March 2017 to February 2021, and as a member of the boards of directors of Vertex Pharmaceuticals Inc. (NASDAQ: VRTX) from May 2015 to June 2020 and BioMarin Pharmaceutical Inc. (NASDAQ: BMRN) from September 2010 to November 2015. Mr. Young was elected to the National Academy of Engineering in 1993 for his contributions to biotechnology. Mr. Young received a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Indiana University in Marketing and Finance and holds an honorary doctorate in Engineering from Purdue University. We believe Mr. Young is qualified to serve on our Board of Directors because of his scientific background, business experience and his service on the board of directors of other life sciences companies.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Code of Business Conduct and Ethics
We have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://investors.praxismedicines.com/corporate-governance/governance-overview.

If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Form 8-K.
Recommendation of Director Nominees by Stockholders
There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.
Audit Committee
Gregory Norden, Jill DeSimone and William Young serve on the Audit Committee, which is chaired by Gregory Norden. Our Board of Directors has determined that Gregory Norden, Jill DeSimone and William Young are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of Directors has designated Gregory Norden as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11. Executive Compensation
Overview
Our compensation programs are designed to:
•provide a fair, flexible and market-based total compensation package;
•attract, motivate, incentivize and retain key management personnel who contribute to our short and long-term success;
•emphasize performance-based total compensation that is aligned with the external market and rewards the achievement of our business objectives and key results; and
•effectively align the interests of our executives with those of our stockholders by focusing on long-term equity incentives that correlate to the growth of sustainable long-term value for our stockholders.
The Compensation Committee of our Board of Directors, which is comprised entirely of independent directors, is responsible for discharging our Board of Directors’ responsibilities relating to compensation of our executive officers, overall compensation structure, policies and programs, and our processes and procedures for the consideration and determination of executive compensation. The Chief People Officer and Chief Executive Officer develop preliminary recommendations regarding compensation matters with respect to all executive officers, other than the Chief Executive Officer, and provide these recommendations to the Compensation Committee. The Compensation Committee reviews management’s preliminary recommendations and makes final compensation decisions.
Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. The Compensation Committee engaged Frederic W. Cook & Co., Inc., or FW Cook, as its independent compensation consultant to provide objective analysis, advice and recommendations on executive officer pay in connection with the Compensation Committee’s decision-making process for 2022. During 2022, FW Cook did not provide services to us other than the services to our Compensation Committee described herein. Our Compensation Committee performs an annual assessment of its compensation consultants’ independence to determine whether the consultants are independent. Based on its evaluation, the Compensation Committee has determined that FW Cook is independent and that its work has not raised any conflicts of interest.
The compensation provided to our named executive officers for the fiscal year ended December 31, 2022 is detailed in the 2022 Summary Compensation Table and accompanying footnotes and narrative that follow. Our named executive officers for the fiscal year ended December 31, 2022 were:
•Marcio Souza, our President and Chief Executive Officer;
•Timothy Kelly, our Chief Financial Officer;
•Nicole Sweeny, our Chief Commercial Officer; and
•Bernard Ravina, M.D., our former Chief Medical Officer
We are a “smaller reporting company” as that term is used under the rules promulgated under the Securities Act of 1933, as amended, and as such have used the reduced compensation disclosure requirements applicable to smaller reporting companies consistent with SEC rules.

2022 Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for services rendered to us in all capacities during the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Marcio Souza President and Chief Executive Officer	2022	625,000	—	1,340,140	3,649,420	375,000	38,518	6,028,078
	2021	570,834	—	2,773,584	6,883,800	646,875	30,727	10,905,820
Timothy Kelly Chief Financial Officer	2022	465,000	—	434,640	1,235,085	148,800	19,688	2,303,213
Nicole Sweeny Chief Commercial Officer	2022	450,000	—	434,640	1,235,085	144,000	20,031	2,283,756
	2021	393,334	—	882,504	2,193,280	240,000	18,738	3,727,856
Bernard Ravina, M.D. Former Chief Medical Officer(4)	2022	287,249	416,667(5)	431,366	1,226,158	—	402,314	2,763,754
	2021	466,667	—	1,287,616	2,451,050	285,000	18,838	4,509,171
_________________________
(1)The amounts reported represent the aggregate grant date fair value of the stock options and restricted stock units awarded to the named executive officers during the year indicated, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, ASC, Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our consolidated financial statements in this Annual Report. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officers upon the exercise of the stock options, vesting or settlement of restricted stock units or any sale of the underlying shares of common stock. For Dr. Ravina, the 2022 amount reported also includes $32,946 in the Stock Awards column and $85,433 in the Option Awards column, representing the incremental fair value attributable to modifications made to his equity awards in 2022.
(2)The amounts reported represent actual bonuses earned for performance during the applicable year by our named executive officers based upon the achievement of our corporate objectives for such year, as described under “Narrative to Summary Compensation Table — Annual Bonus.” For 2022, the Board of Directors elected to offer the named executive officers the ability to receive up to 100% of their 2022 annual bonuses in the form of fully vested options to purchase shares of our common stock issued under our 2020 Stock Option and Incentive Plan. Mr. Souza elected to receive 100% of his 2022 annual bonus in the form of options and was issued an option to purchase 213,975 shares on January 12, 2023. Mr. Kelly elected to receive 50% of his 2022 annual bonus in the form of options and was issued an option to purchase 42,455 shares on January 12, 2023. Ms. Sweeny elected to receive 50% of her 2022 annual bonus in the form of options and was issued an option to purchase 41,085 shares on January 12, 2023.
(3)Amounts reported for 2022 include cell phone reimbursement, tax gross ups on taxable long-term disability and tax gross up for wellness benefit, as well as discretionary matching company contributions under our 401(k) plan. For Mr. Souza, the amounts reported also include reimbursement for premiums and a tax gross up on a supplemental long-term disability and life insurance policy owned by him. For Dr. Ravina, the 2022 amount reported also includes the Company paid portion of his premiums for continued participation in the Company's group health plans following his resignation and a cash payment equal to nine months of base salary in accordance with his transition agreement with the Company, as described under "Narrative to Summary Compensation Table - Employment Arrangements with our Named Executive Officers."
(4)Dr. Ravina resigned as our Chief Medical Officer effective August 1, 2022. The amount reported in the salary column for 2022 is comprised of $287,249 in base salary earned by Dr. Ravina prior to his resignation.

(5)Dr. Ravina received a retention bonus pursuant to a retention incentive award letter agreement, as described under "Narrative to the 2022 Summary Compensation Table."
Narrative to the 2022 Summary Compensation Table
Base Salaries
Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our Board of Directors or Compensation Committee taking into account each individual’s role, responsibilities, skills and expertise. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our Compensation Committee or our Board of Directors and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Effective January 1, 2022, the annual base salaries for Mr. Souza, Mr. Kelly, Ms. Sweeny and Dr. Ravina were $625,000 (increased from $575,000), $465,000 (increased from $425,000), $450,000 (increased from $400,000), and $489,250 (increased from $475,000), respectively.
Annual Bonus
For the fiscal year ended December 31, 2022, each of our named executive officers was eligible to earn an annual bonus based on the achievement of certain pre-determined corporate performance objectives and individual performance. For the 2022 annual bonus program, corporate performance objectives generally related to delivering on financial and compliance performance milestones, establishing a leading central nervous system portfolio, generating a neurology pipeline anchored on human genetics and continuing our transformation as a best-in-class biotechnology company, as well as incorporating individual objectives associated with an executive’s area of primary responsibility within our organization.
During 2022, the target annual bonuses for Mr. Souza, Mr. Kelly, Ms. Sweeny and Dr. Ravina were 75%, 40%, 40% and 40% of their base salary, respectively. The annual bonus earned by each named executive officer with respect to the fiscal year ended December 31, 2022 is reported under the “Non-Equity Incentive Plan Compensation” column in the “2022 Summary Compensation Table” above and was determined based upon achievement of the corporate performance objectives at 80% of target and achievement of individual performance objectives.
Equity Compensation
We believe that equity grants provide our executives with a strong link to our long-term performance, bolster an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. Accordingly, our Compensation Committee or Board of Directors periodically reviews the equity incentive compensation of our named executive officers and considers equity awards to be a key component of the annual compensation program, representing long-term alignment with stockholders. Our named executive officers have been granted certain options to purchase shares of our common stock and restricted stock units relating to our common stock, as described in more detail in the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below.
Employment Arrangements with our Named Executive Officers
We have employment agreements with Mr. Souza, Mr. Kelly and Ms. Sweeny, which we refer to as the Employment Agreements. The Employment Agreements provide for specified payments and benefits in connection with a termination of employment in certain circumstances. The material terms of the Employment Agreements with Mr. Souza, Mr. Kelly and Ms. Sweeny are summarized below.
Marcio Souza. Under the Employment Agreement with Mr. Souza, Mr. Souza has continued to serve as our President and Chief Executive Officer on an at-will basis. Mr. Souza’s current annual base salary is $625,000, which is subject to annual review, and he is eligible to earn an annual bonus with a target amount equal to 75% of his base salary. Mr. Souza is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Tim Kelly. Under the Employment Agreement with Mr. Kelly, Mr. Kelly has continued to serve as our Chief Financial Officer on an at-will basis. Mr. Kelly’s current annual base salary is $465,000, which is subject to annual review, and he is eligible to earn an annual bonus with a target amount equal to 40% of his base salary. Mr. Kelly is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Nicole Sweeny. Under the Employment Agreement with Ms. Sweeny, Ms. Sweeny has continued to serve as our Chief Commercial Officer on an at-will basis. Ms. Sweeny’s current annual base salary is $450,000, which is subject to annual review, and she is eligible to earn an annual bonus with a target amount equal to 40% of her base salary. Ms. Sweeny is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to the Employment Agreements, in the event that Mr. Souza’s, Mr. Kelly's or Ms. Sweeny’s employment is terminated by us without “cause” or Mr. Souza, Mr. Kelly or Ms. Sweeny resigns for “good reason” (as defined in the Employment Agreements), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, Mr. Souza, Mr. Kelly or Ms. Sweeny, as applicable, (i) will be entitled to receive base salary continuation for nine months (12 months for Mr. Souza) following termination, and (ii) subject to the executive’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to the executive had such executive remained employed with us until the earliest of (A) nine months (12 months for Mr. Souza) following termination, (B) the executive’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of the executive’s COBRA health continuation period.
In lieu of the payments and benefits described in the preceding sentence, in the event Mr. Souza’s, Mr. Kelly's or Ms. Sweeny’s employment is terminated by us without cause or Mr. Souza, Mr. Kelly or Ms. Sweeny resigns for good reason, in either case on or within 12 months following a “change of control” (as defined in the Employment Agreements), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) the executive will be entitled to receive a lump sum in cash equal to one times (1.5 times for Mr. Souza) the sum of (A) the executive’s then-current annual base salary (or the executive’s annual base salary in effect immediately prior to the change of control, if higher) plus (B) the executive’s target annual cash incentive compensation for the year of termination (or the executive’s target annual cash incentive compensation in effect immediately prior to the change of control, if higher), (ii) subject to the executive’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to the executive had such executive remained employed with us until the earliest of (A) 12 months (18 months for Mr. Souza) following termination, (B) the executive’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of the executive’s COBRA health continuation period, and (iii) the vesting of 100% of all stock options and other stock-based awards subject solely to time-based vesting held by the executive shall be accelerated.
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
Bernard Ravina, M.D. Under the Employment Agreement with Dr. Ravina, Dr. Ravina was entitled to the same severance and change of control benefits as Mr. Kelly and Ms. Sweeny described above. Dr. Ravina resigned as our Chief Medical Officer effective August 1, 2022 and transitioned to a role as strategic advisor to the Company. In connection with his resignation, and subject to the Company’s receipt of a general release of claims and pursuant to the terms of a transition agreement, Dr. Ravina is entitled to receive (i) a cash payment equal to nine months of his base salary, to be paid in equal installments over the nine-month period ending May 1, 2023; (ii) continued time-based vesting of the unvested portions of Dr. Ravina’s outstanding equity awards during the period in which Dr. Ravina provides advisory services to the Company; and (iii) continued health insurance coverage (to the extent permitted under applicable law and the terms of the Company’s health insurance plan) during the period in which Dr. Ravina provides advisory services to the Company at the same cost as immediately before his resignation.
On August 30, 2021, we entered into a retention incentive award letter agreement with Dr. Ravina pursuant to which Dr. Ravina was entitled to receive a retention bonus, subject to Dr. Ravina’s continued employment with the Company, among other specified conditions. Pursuant to the agreement, Dr. Ravina received a lump sum payment of $333,333 in April 2022 and $27,778 per month for each of the three months thereafter that he was employed by us. Dr. Ravina forfeited his rights to any unearned portion of the retention bonus when he resigned in August 2022.

Outstanding Equity Awards at 2022 Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022. Each of the awards set forth in the table below was granted under our 2017 Stock Incentive Plan or our 2020 Stock Option and Incentive Plan.

		Option Awards				Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(2)	Market Value of shares of units of stock that have not vested ($)
Marcio Souza	04/20/2020	636,897	318,452	5.59	06/04/2030	—	—
	09/08/2020	578,264	449,773	8.91	09/13/2030	—	—
	02/12/2021	84,700	100,100	52.53	02/12/2031	39,600	94,248
	01/07/2022	—	259,000	18.11	01/07/2032	74,000	176,120
	06/22/2022	—	100,000	2.12	06/22/2032	—	—
Tim Kelly	05/25/2021	79,166	120,834	19.46	05/25/2031	—	—
	01/07/2022	—	84,000	18.11	01/07/2032	24,000	57,120
	06/22/2022	—	65,000	2.12	06/22/2032	—	—
Nicole Sweeny	08/10/2020	133,618	95,447	8.27	08/18/2030	—	—
	02/12/2021	26,986	31,894	52.53	02/12/2031	12,600	29,988
	01/07/2022	—	84,000	18.11	01/07/2032	24,000	57,120
	06/22/2022	—	65,000	2.12	06/22/2032	—	—
Bernard Ravina, M.D.	08/21/2018	44,644	—	2.27	10/16/2028	—	—
	05/28/2020	51,990	28,517	5.59	06/03/2030	—	—
	09/08/2020	52,569	40,888	8.91	09/12/2030	—	—
	02/12/2021	30,158	35,642	52.53	02/12/2031	14,100	33,558
	01/07/2022	—	77,000	18.11	01/07/2032	22,000	52,360
	06/22/2022	—	65,000	2.12	06/22/2032	—	—
_________________________
(1)The stock options vest over four years, with 25% of the total shares vesting on the first anniversary of the vesting commencement date and the remainder vesting in 36 approximately equal monthly installments.
(2)Represents restricted stock units that vest in equal annual installments on each of the first four anniversaries of the vesting commencement date.

Pay Versus Performance
In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP. Also required by the SEC, this section compares CAP to various measures used to gauge performance at Praxis.
Compensation decisions at Praxis are made independently of disclosure requirements. CAP is a supplemental measure to be viewed alongside performance measures as an addition to the philosophy and strategy of compensation-setting discussed elsewhere in the overview of the executive compensation program, not in replacement.
Pay versus Performance Table - Compensation Definitions
Salary, Bonus, Non-Equity Incentive Plan Compensation, and All Other Compensation are each calculated in the same manner for purposes of both CAP and SCT, or Summary Compensation Table, values. The primary difference between the calculation of CAP and SCT total compensation is “Stock Awards” and “Option Awards.”

	SCT Total	CAP
Stock and Option Awards	Grant date fair value of stock and option awards granted during the year	Year over year change in the fair value of stock and option awards that are unvested as of the end of the year, or vested or were forfeited during the year
Pay Versus Performance Table
In accordance with the SEC’s new PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2021 and 2022, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(2)(3)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return ($)	GAAP Net Income ($)(4)
2022	6,028,078	-17,643,206	2,450,241	-1,595,040	4.33	-214
2021	10,905,820	-62,152,872	4,118,514	-6,315,773	35.81	-167
_________________________
(1)The PEO (CEO) in both reporting years is Marcio Souza. The non-PEO NEOs in the 2022 reporting year are Tim Kelly, Nicole Sweeny, and Bernard Ravina. The non-PEO NEOs in the 2021 reporting year are Nicole Sweeny and Bernard Ravina.
(2)The CAP was calculated beginning with the PEO’s SCT total. Thee following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock Awards Deducted from SCT	Stock Awards Added to CAP	Stock Option Awards Deducted from SCT	Stock Option Awards Added to CAP	Total CAP
	A	B	C	D	E	A - (B + D) + (C + E)
PEO
2022	6,028,078	1,340,140	-600,172	3,649,420	-18,081,552	-17,643,206
2021	10,905,820	2,773,584	1,040,160	6,883,800	-64,441,468	-62,152,872

Average Non-PEO NEO
2022	2,450,241	433,549	-131,979	1,232,109	-2,247,645	-1,595,040
2021	4,118,514	1,085,060	406,923	2,322,165	-7,433,985	-6,315,773
(3)The fair value of stock options reported for CAP purposes in columns (C) and (E) is estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with the SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2021-2022 are as follows:

Grant Year	2022	2021
Volatility	86.34 – 90.35%	86.71 – 92.49%
Expected life (in years)	2.16 – 9.02 years	2.80 – 9.12 years
Expected dividend yield	0.00%	0.00%
Risk-free rate	1.21 – 4.22%	0.29 – 1.50%
(4)Values shown are in millions.
Narrative Disclosure to Pay Versus Performance
Relationship between Pay and TSR
The graphs below reflect the relationship between the PEO and Average Non-PEO NEO CAP and the Company’s cumulative indexed Total Shareholder Return, or TSR, (assuming an initial fixed investment of $100) for the fiscal years ended December 31, 2021 and 2022:
CEO Pay vs Performance: Total Shareholder Return (12/31/20 to 12/31/22)

PEO SCT
PEO CAP
PRAX TSR
Total Shareholder Return (TSR)
Compensation Actually Paid ($ millions)
120
100
80
60
40
20
0
$80
$60
$40
$20
$0
-$20
-$40
-$60
-$80
$100
$10.9
-$62.2
$36
$6.0
-$17.6
$4
FY2021
FY2022

Average Other NEO Pay vs Performance: Total Shareholder Return (12/31/20 to 12/31/22)

Avg. Non-PEO NEO SCT
Avg. Non-PEO NEO CAP
PRAX TSR
Total Shareholder Return (TSR)
Compensation Actually Paid ($ millions)
120
100
80
60
40
20
0
$10
$8
$6
$4
$2
$0
-$2
-$4
-$6
-$8
-$10
$100
$4.1
-$6.3
$36
$2.5
-$1.6
$4
FY2021
FY2022

Relationship between Pay and Net Income (GAAP)
The graph below reflects the relationship between the PEO and Average Non-PEO NEO CAP and the Company’s GAAP Net Income for the applicable reporting year.

PEO CAP
Avg. Non-PEO NEO CAP
GAAP Net Income
GAAP Net Income ($ millions)
Compensation Actually Paid ($ millions)
$500
$375
$250
$125
$0
-$125
-$250
-$375
-$500
$80
$60
$40
$20
$0
-$20
-$40
-$60
-$80
-$62.2
-$6.3
-$167.1
-$17.6
-$1.6
-$214.0
FY2021
FY2022

Director Compensation
Non-Employee Director Compensation Policy
Our non-employee director compensation policy enables us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee is paid cash compensation as set forth below:

Annual Retainer
Board of Directors:
Members	$40,000
Additional retainer for non-executive chair	$30,000
Audit Committee:
Members (other than chair)	$8,000
Retainer for chair	$16,000
Compensation Committee:
Members (other than chair)	$6,000
Retainer for chair	$12,000
Nominating and Corporate Governance Committee:
Members (other than chair)	$4,000
Retainer for chair	$8,000
Science & Technology Committee:
Members (other than chair)	$4,000
Retainer for chair	$8,000
In addition, the non-employee director compensation policy provides that, upon initial election to our Board of Directors, each non-employee director will be granted an option to purchase a number of shares equal to 0.1% of the total number of shares of our common stock issued and outstanding on the grant date, or the Initial Grant. The Initial Grant vests in equal monthly installments over three years from the grant date, subject to continued service as a director through the applicable vesting date. Furthermore, each non-employee director who continues as a non-employee director following the Annual Meeting will be granted an annual option to purchase a number of shares equal to 0.05% of the total number of shares of our common stock issued and outstanding on the grant date, or the Annual Grant. The Annual Grant vests in 12 equal monthly installments, subject to continued service as a director through the applicable vesting date. Such awards are subject to full accelerated vesting upon the sale of the company.
We reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board of Directors and committees.

2022 Director Compensation Table
The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during the year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of the non-employee members of our Board of Directors in 2022 for their services as members of the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Jeffrey Chodakewitz, M.D.	49,543	142,821	—	192,364
Merit Cudkowicz, M.D.	54,000	142,821	—	196,821
Jill DeSimone(3)	31,991	335,325	—	367,316
Dean Mitchell	80,000	142,821	—	222,821
Stefan Vitorovic(4)	34,543	142,821	—	177,364
Gregory Norden	62,000	142,821	—	204,821
William Young	64,000	142,821	—	206,821
_____________________
(1)The amount reported represents the aggregate grant date fair value of stock options awarded during fiscal year 2022, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 of our consolidated financial statements included in this Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our directors upon the exercise of the stock options or any sale of the underlying shares of common stock.
(2)As of December 31, 2022, Dr. Chodakewitz held options to purchase 61,332 shares of our common stock, Dr. Cudkowicz held options to purchase 61,332 shares of our common stock, Ms. DeSimone held options to purchase 45,511 shares of our common stock, Mr. Mitchell held options to purchase 110,516 shares of our common stock, Mr. Norden held options to purchase 144,620 shares of our common stock and Mr. Young held options to purchase 147,250 shares of our common stock.
(3)Ms. DeSimone was appointed as a member of our Board of Directors in May 2022.
(4)Mr. Vitorovic resigned as a director in August 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2017 Stock Incentive Plan, our 2020 Stock Option and Incentive Plan and our 2020 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units and rights (a)	Weighted Average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by security holders:	9,581,978(1)	$13.93(2)	2,490,877(3)
Equity compensation plans not approved by security holders:	—	—	—
Total	9,581,978	$13.93	2,490,877
_____________________
(1)Includes 8,838,028 shares of common stock issuable upon the exercise of outstanding options and 743,950 shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
(2)The calculation does not take into account the 743,950 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time the restricted stock unit vests, without any cash consideration payable for those shares.
(3)As of December 31, 2022, there were no shares available for grant under the 2017 Stock Incentive Plan, 1,650,955 shares available for grants under the 2020 Stock Option and Incentive Plan and 839,922 shares available for grants under the 2020 Employee Stock Purchase Plan (of which 283,861 shares were subject to outstanding purchase rights).
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of February 3, 2023 for:
•each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of February 3, 2023 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Praxis Precision Medicines, Inc., 99 High Street, 30th Floor, Boston, MA 02110.
The percentage of beneficial ownership in the table below is based on 52,393,118 shares of common stock deemed to be outstanding as of February 3, 2023.

	COMMON STOCK BENEFICIALLY OWNED
	SHARES	PERCENTAGE
5% or Greater Stockholders
Clarus Lifesciences III, L.P. (1)	4,894,109	9.3%
Entities affiliated with Avidity (2)	4,100,000	7.8%
Entities affiliated with Eventide (3)	3,810,599	7.3%
Janus Henderson Group plc (4)	3,342,569	6.4%
The Vanguard Group (5)	3,292,443	6.3%
Blackrock, Inc. (6)	2,971,762	5.7%
Vida Ventures, LLC (7)	2,939,329	5.6%
Entities affiliated with Kingdon (8)	2,855,989	5.5%
Directors, Named Executive Officers and Other Executive Officers
Dean Mitchell (9)	108,555	*
Jeffrey Chodakewitz (10)	43,616	*
Merit Cudkowicz (11)	43,616	*
Jill DeSimone (12)	12,641	*
Gregory Norden (13)	117,328	*
William Young (14)	144,838	*
Marcio Souza (15)	1,834,286	3.4%
Timothy Kelly (16)	179,037	*
Nicole Sweeny (17)	257,860	*
Bernard Ravina (18)	243,829	*
All executive officers and directors as a group (10 persons) (19)	2,917,581	5.3%
* Represents beneficial ownership of less than one percent.
______________________
(1)Based solely on information contained in a Schedule 13G/A filed jointly by Clarus Lifesciences III, L.P., or Clarus Lifesciences, BSOF Parallel Master Fund L.P., or BSOF, Clarus Ventures III GP, L.P., or Clarus Ventures, Blackstone Clarus III L.L.C., or Blackstone Clarus, Blackstone Strategic Opportunity Associates L.L.C., or Blackstone Strategic, Blackstone Alternative Solutions L.L.C., or Blackstone Alternative, Blackstone Holdings I L.P., or Holdings I, Blackstone Holdings II L.P., or Holdings II, Blackstone Holdings I/II GP L.L.C., or Holdings I/II, Blackstone Inc., or Blackstone, Blackstone Group Management L.L.C., or Blackstone Group, and Stephen A. Schwarzman with the SEC on February 11, 2022. Clarus Lifesciences directly holds 4,894,109 shares of common stock and BSOF holds zero shares of common stock. Clarus Ventures is the general partner of Clarus Lifesciences. Blackstone Clarus is the general partner of Clarus. The sole member of Blackstone Clarus is Holdings. Blackstone Strategic is the general partner of BSOF. Holdings is the sole member of Blackstone Strategic. Blackstone Alternative is the investment manager of BSOF. Holdings I is the sole member of Blackstone Alternative. The general partner of Holdings I and Holdings II is Holdings I/II. The sole member of Holdings I/II is Blackstone. The sole holder of the Series II preferred stock of Blackstone is Blackstone Group. Blackstone Group is wholly-owned by its senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such entities and Mr. Schwarzman may be deemed to beneficially own the shares of common stock beneficially owned by Clarus Lifesciences directly or indirectly controlled by it or him, but each (other than Clarus to the extent of its direct ownership) disclaims beneficial ownership of such shares. The address for each of Clarus Lifesciences and Clarus Ventures is c/o Clarus Ventures LLC, 101 Main Street, Suite 1210, Cambridge, MA 02142. The address for each of the other entities and Mr. Schwarzman is c/o The Blackstone Group Inc., 345 Park Avenue, New York, NY 10154.
(2)Based solely on information contained in a Schedule 13G filed by Avidity Partners Management LP, or APM LP, with the SEC on February 2, 2023. According to this Schedule 13G, APM LP, Avidity Partners Management (GP) LLC, or APM GP, Avidity Capital Partners Fund (GP) LP, or ACPF, Avidity Capital Partners (GP) LLC, or ACP, share voting and dispositive power with respect to 4,100,000 shares, of which 3,600,234 shares are further subject to shared voting and dispositive power with Avidity Master Fund LP, or AMF and together with

APM LP, APM GP, ACPF and ACP, the Avidity Funds. APM GP is the general partner of APM LP. ACP is the general partner of ACPF. ACPF is the general partner of AMF. David Witzke and Michael Gregory are Managing Members of APM GP and ACP and directly or indirectly control the Avidity Funds and as a result may be deemed to have voting and dispositive power over the securities held directly by the Avidity Funds. The address for each of the Avidity Funds, Mr. Witzke and Mr. Gregory is 2828 North Harwood Street, Suite 1220, Dallas, Texas 75201.
(3)Based solely on information contained in a Schedule 13G/A filed by Eventide Asset Management, LLC with the SEC on February 14, 2022. Eventide Asset Management, LLC, a Delaware limited liability company, is the beneficial owner of 3,810,599 shares of common stock by virtue of being the investment adviser to the Eventide Gilead Fund and the Eventide Healthcare & Life Sciences Fund which are registered investment companies (the “Funds”). The Eventide Gilead Fund directly holds 1,574,013 shares of common stock and the Eventide Healthcare & Life Sciences Fund directly holds 2,236,586 shares of common stock. The address for Eventide Asset Management, LLC is One International Place, Suite 4210, Boston, Massachusetts 02110.
(4)Based solely on information contained in a Schedule 13G filed by Janus Henderson Group plc with the SEC on February 11, 2022. Janus Henderson Group plc has an indirect 97% ownership stake in Intech Investment Management LLC, or Intech, and a 100% ownership stake in Janus Henderson Investors U.S. LLC, or JHIUS, Henderson Global Investors Limited, or HGIL, and Janus Henderson Investors Australia Institutional Funds Management Limited, or JHIAIFML (each an “Asset Manager” and collectively, the “Asset Managers”). Due to the above ownership structure, holdings for the Asset Managers are aggregated. Each Asset Manager is an investment adviser registered or authorized in its relevant jurisdiction and each furnishing investment advice to various fund, individual and/or institutional clients (collectively referred to herein as “Managed Portfolios”). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, JHIUS may be deemed to be the beneficial owner of 3,338,282 shares or 7.4% of the shares of common stock held by such Managed Portfolios. However, JHIUS does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The address of Janus Henderson Group plc is 201 Bishopsgate, EC2M 3AE, United Kingdom.
(5)Based solely on information contained in a Schedule 13G filed by The Vanguard Group with the SEC on February 10, 2022. According to this Schedule 13G, The Vanguard Group has shared voting power over 29,376 shares of common stock, sole dispositive power over 3,241,881 shares of common stock, and shared dispositive power over 50,562 shares of common stock. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.
(6)Based solely on information contained in a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 1, 2023. According to this Schedule 13G/A, BlackRock, Inc. has sole voting power over 2,895,474 shares of common stock and sole dispositive power over 2,971,762 shares of common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(7)Based solely on information contained in a Schedule 13G filed by Vida Ventures, LLC, or Vida, with the SEC on February 16, 2021. Vida, a United States limited liability company, is the record owner of 2,939,329 shares of common stock. VV Manager, LLC, or VV Manager, is the managing member of Vida. Stefan Vitorovic, Arjun Goyal, Fred Cohen, Arie Belldegrun and Leonard Potter are managers of VV Manager, and may be deemed to share voting and dispositive power over the shares of common stock held by Vida. The address of Vida is 40 Broad Street, Suite 201, Boston, Massachusetts 02109.
(8)Based solely on information contained in a Schedule 13G filed by Kingdon Capital Management, L.L.C., or Kingdon with the SEC on January 25, 2023. According to this Schedule 13G, all shares are held directly by advisory clients of Kingdon and Kingdon shares voting and dispositive power with respect to all 2,855,989 shares, of which 2,427,591 shares are further subject to shared voting and dispositive power with M. Kingdon Offshore Master Fund L.P., or KOMF, and Kingdon GP, LLC, or K GP and, together with Kingdon and KOMF, the Kingdon Funds. KOMF and K GP are advisory clients of Kingdon. K GP is the general partner of KOMF. None of Kingdon’s advisory clients, other than KOMF, may be deemed to beneficially own more than 5% of the common stock. Kingdon is controlled by Mark Kingdon. The address of each of the Kingdon Funds and Mr. Kingdon is 152 West 57th Street, 50th Floor, New York, New York 10019.
(9)Consists of (i) 25,000 shares of common stock and (ii) 83,555 shares of common stock underlying options exercisable within 60 days of February 3, 2023.
(10)Consists of 43,616 shares of common stock underlying options exercisable within 60 days of February 3, 2023.
(11)Consists of 43,616 shares of common stock underlying options exercisable within 60 days of February 3, 2023.
(12)Consists of 12,641 shares of common stock underlying options exercisable within 60 days of February 3, 2023.
(13)Consists of (i) 2,826 shares of common stock and (ii) 114,502 shares of common stock underlying options exercisable within 60 days of February 3, 2023.
(14)Consists of (i) 28,473 shares of common stock and (ii) 116,365 shares of common stock underlying options exercisable within 60 days of February 3, 2023.

(15)Consists of (i) 96,199 shares of common stock, (ii) 1,724,887 shares of common stock underlying options exercisable within 60 days of February 3, 2023 and (iii) 13,200 shares of common stock underlying restricted stock units vesting within 60 days of February 3, 2023.
(16)Consists of (i) 20,416 shares of common stock and (ii) 158,621 shares of common stock underlying options exercisable within 60 days of February 3, 2023.
(17)Consists of (i) 9,475 shares of common stock, (ii) 244,185 shares of common stock underlying options exercisable within 60 days of February 3, 2023 and (iii) 4,200 shares of common stock underlying restricted stock units vesting within 60 days of February 3, 2023.
(18)Consists of (i) 66,970 shares of common stock, (ii) 172,159 shares of common stock underlying options exercisable within 60 days of February 3, 2023 and (iii) 4,700 shares of common stock underlying restricted stock units vesting within 60 days of February 3, 2023. Dr. Ravina resigned as our Chief Medical Officer effective August 1, 2022 and transitioned to a role as strategic advisor to the Company.
(19)Consists of (i) 198,283 shares of common stock, (ii) 2,698,798 shares of common stock underlying options exercisable within 60 days of February 3, 2023 and (iii) 20,500 shares of common stock underlying restricted stock units vesting within 60 days of February 3, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Annual Report on Form 10-K and the transactions described below, since January 1, 2021, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of $120,000 or one percent of our average total assets at fiscal year-end for the last two completed fiscal years and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.
Registration Rights
Pursuant to the terms of our Fourth Amended and Restated Investors’ Rights Agreement, dated as of July 24, 2020, as amended, or the Investors’ Rights Agreement, certain of our stockholders are entitled to rights with respect to the registration of their shares, which we refer to herein as registrable securities, under the Securities Act, including demand registration rights and piggyback registration rights.
Form S-1 Registration Rights
Under the terms of the Investors’ Rights Agreement, we are required, upon the request of holders holding at least a majority of the registrable securities then outstanding, to file a registration statement on Form S-1 registering the resale of such holders’ registrable securities and the registrable securities of such other holders who elect to have their shares registered; provided that the anticipated aggregate offering price, net of related fees and expenses, of the registrable securities registered on such registration statement would equal at least $10 million. We are required to effect only two registrations pursuant to this provision of the Investors’ Rights Agreement. If the holders requesting registration intend to distribute their shares by means of an underwriting, the managing underwriter of such offering will have the right to limit the numbers of shares to be underwritten for reasons related to the marketing of the shares.
Form S-3 Registration Rights
Pursuant to the Investors’ Rights Agreement, if we are eligible to file a registration statement on Form S-3, we are required, upon the request of holders holding at least a majority of the registrable securities then outstanding, to file a registration restatement on Form S-3 registering the resale of such holders’ registrable securities and the registrable securities of such other holders who elect to have their shares registered; provided that the anticipated aggregate offering price, net of related fees and expenses, of the registrable securities registered on such registration statement would equal at least $3 million. We are required to effect only two registrations in any twelve-month period pursuant to this provision of the Investors’ Rights Agreement. If the holders requesting registration intend to distribute their shares by means of an underwriting, the managing underwriter of such offering will have the right to limit the numbers of shares to be underwritten for reasons related to the marketing of the shares.
Piggyback Registration Rights
Subject to certain exceptions, if we register any of our securities either for our own account or for the account of security holders other than the holders party to the Investors’ Rights Agreements, the holders of shares of registrable securities are entitled to include their shares in the registration. If our proposed registration involves an underwriting, the managing underwriter of such offering will have the right to limit the number of shares to be underwritten for reasons related to the marketing of the shares.
Indemnification
The Investors’ Rights Agreement contains customary cross-indemnification provisions, under which we are obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to us, and they are obligated to indemnify us for material misstatements or omissions attributable to them.
Expiration of Registration Rights
The demand registration rights and short-form registration rights granted under the Investors’ Rights Agreement will terminate on the earliest to occur of: (i) the fifth anniversary of the completion of our initial public offering and (ii) as to each holder of registrable securities, such time as either Rule 144 as promulgated under the Securities Act or another similar exemption under the Securities Act is available for the sale of all of such holder’s shares without limitation during a three-month period without registration or such holder no longer holds any registrable securities.
Commercial Agreements with Related Parties
RogCon
In December 2018, we entered into an agreement with RogCon Inc., or RogCon, pursuant to which we agreed to advance RogCon a deposit of up to $1.0 million related to the cooperation and license agreement described below. The amounts funded to RogCon under this agreement were applied towards the purchase price of the license agreement with RogCon described below.
In September 2019, we entered into a cooperation and license agreement with RogCon, further described in this Annual Report under “Business—License Agreements.”
Alex Nemiroff, our General Counsel and Corporate Secretary, is a co-founder and Chief Executive Officer of RogCon.
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
Policies for Approval of Related Party Transactions
Our Board of Directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. We have a formal written policy that our executive officers, directors, holders of more than five percent of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, or other independent members of our Board of Directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, holders of more than 5% of any class of our voting securities, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to our Audit Committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
Director Independence
Applicable Nasdaq Stock Market LLC (“Nasdaq”) rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy additional independence criteria set forth in the Nasdaq rules. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq independence definition also includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, the Nasdaq rules require that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.
Our Board of Directors has determined that all members of our Board of Directors, except Marcio Souza, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Mr. Souza is not an independent director under these rules because he is an executive officer of the Company.

Item 14. Principal Accounting Fees and Services
Ernst & Young LLP has served as our independent auditor since 2019. Praxis incurred the following fees from Ernst & Young LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021
Audit fees(1)	$796,500	$1,143,241
Audit-related fees(2)	—	—
Tax fees(3)	98,169	87,730
All other fees(4)	5,180	5,180
Total fees	899,849	$1,236,151
______________________
(1) Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with the secondary public offering, and services that are normally provided by Ernst & Young LLP, such as comfort letters, in connection with statutory and regulatory filings or engagements.
(2) There were no audit-related fees billed in 2022 or 2021.
(3) Tax fees consist of fees for professional services rendered for tax return preparation and tax advisory services.
(4) All other fees are related to licensing fees paid to Ernst & Young LLP for access to its proprietary accounting research database.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 96 of this Annual Report on Form 10-K, incorporated into this Item by reference.
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

4.3	Description of Securities of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)
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
10.3#
Praxis Precision Medicines, Inc. 2017 Stock Incentive Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on March 17, 2021)

10.4#
Praxis Precision Medicines, Inc. 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.5#
Form of Incentive Stock Option Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.6#
Form of Non-Qualified Stock Option Agreement for Company Employees under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.7#
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.8#
Form of Restricted Stock Award Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.9#
Form of Restricted Stock Award Agreement for Company Employees under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.10#
Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.11#
Praxis Precision Medicines, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.12#
Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Marcio Souza (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)

10.13#*	Amended and Restated Employment Agreement, dated May 13, 2021, by and between Praxis Precision Medicines, Inc. and Timothy Kelly
10.14#
Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Nicole Sweeny (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)

10.15#
Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Bernard Ravina (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)

10.16#
Retention Incentive Award Letter Agreement, dated August 30, 2021, by and between Praxis Precision Medicines, Inc. and Bernard Ravina (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on August 30, 2021)

10.17#
Transition Agreement, dated July 26, 2022, by and between Praxis Precision Medicines, Inc. and Bernard Ravina (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on July 26, 2022)

10.18†	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)
10.19†
Cooperation and License Agreement, dated September 11, 2019, by and between RogCon Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.20†
Research Collaboration, Option and License Agreement, dated September 11, 2019, by and between Ionis Pharmaceuticals, Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.21
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

PRAXIS PRECISION MEDICINES, INC.

Date: February 7, 2023	By:	/s/ Marcio Souza
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

Name	Title	Date

/s/ Marcio Souza	Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2023
Marcio Souza

/s/ Timothy Kelly	Chief Financial Officer (Principal Financial Officer)	February 7, 2023
Timothy Kelly

/s/ Lauren Mastrocola	Principal Accounting Officer	February 7, 2023
Lauren Mastrocola

/s/ Dean Mitchell	Chairman of the Board	February 7, 2023
Dean Mitchell

/s/ Jeffrey Chodakewitz, M.D.	Director	February 7, 2023
Jeffrey Chodakewitz, M.D.

/s/ Merit Cudkowicz, M.D.	Director	February 7, 2023
Merit Cudkowicz, M.D.

/s/ Jill DeSimone	Director	February 7, 2023
Jill DeSimone

/s/ Gregory Norden	Director	February 7, 2023
Gregory Norden

/s/ William Young	Director	February 7, 2023
William Young