Form 10-Q
period 2023-03-31
Praxis Precision Medicines, Inc.
filed 2023-05-11
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 5, 2023, the registrant had 62,101,292, shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and under the section titled "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$80,839	$61,615
Marketable securities	4,983	38,874
Prepaid expenses and other current assets	8,580	10,351
Total current assets	94,402	110,840
Property and equipment, net	865	971
Operating lease right-of-use assets	2,700	2,901
Other non-current assets	416	416
Total assets	$98,383	$115,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,986	$14,672
Accrued expenses	9,352	15,850
Operating lease liabilities	1,035	1,005
Current portion of deferred revenue	2,543	2,818
Total current liabilities	29,916	34,345
Long-term liabilities:
Non-current portion of operating lease liabilities	2,225	2,495
Non-current portion of deferred revenue	1,774	2,182
Total liabilities	33,915	39,022
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 57,960,387 shares issued and outstanding as of March 31, 2023, and 49,382,453 shares issued and outstanding as of December 31, 2022	6	5
Additional paid-in capital	632,580	606,918
Accumulated other comprehensive loss	(19)	(173)
Accumulated deficit	(568,099)	(530,644)
Total stockholders’ equity	64,468	76,106
Total liabilities and stockholders’ equity	$98,383	$115,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$683	$—
Operating expenses:
Research and development	25,504	52,652
General and administrative	13,270	16,197
Total operating expenses	38,774	68,849
Loss from operations	(38,091)	(68,849)
Other income:
Other income, net	636	132
Total other income	636	132
Net loss	$(37,455)	$(68,717)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(1.51)
Weighted average common shares outstanding, basic and diluted	53,102,907	45,455,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(37,455)	$(68,717)
Change in unrealized losses on marketable securities, net of tax	154	(430)
Comprehensive loss	$(37,301)	$(69,147)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	49,382,453	$5	$606,918	$(530,644)	$(173)	$76,106
Stock-based compensation expense	—	—	7,593	—	—	7,593
Issuance of common stock from at-the-market public offerings, net of issuance costs	8,403,809	1	18,095	—	—	18,096
Vesting of restricted stock units	172,798	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(43,317)	—	(127)	—	—	(127)
Issuance of common stock upon exercise of stock options	44,644	—	101	—	—	101
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	154	154
Net loss	—	—	—	(37,455)	—	(37,455)
Balance at March 31, 2023	57,960,387	$6	$632,580	$(568,099)	$(19)	$64,468

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	45,300,514	$5	$567,598	$(316,615)	$(176)	$250,812
Stock-based compensation expense	—	—	7,886	—	—	7,886
Issuance of common stock from at-the-market public offerings, net of issuance costs	70,410	—	1,368	—	—	1,368
Vesting of restricted stock units	81,130	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(17,850)	—	(230)	—	—	(230)
Issuance of common stock upon exercise of stock options	72,278	—	333	—	—	333
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(68,717)	—	(68,717)
Balance at March 31, 2022	45,506,482	$5	$576,955	$(385,332)	$(606)	$191,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,455)	$(68,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	106	93
Stock-based compensation expense	7,593	7,886
Non-cash operating lease expense	201	180
Amortization of premiums and discounts on marketable securities, net	45	375
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,771	(1,061)
Accounts payable	2,314	2,489
Accrued expenses	(6,498)	4,616
Operating lease liabilities	(240)	(26)
Deferred revenue	(683)	—
Other	—	56
Net cash used in operating activities	(32,846)	(54,109)
Cash flows from investing activities:
Purchases of property and equipment	—	(289)
Purchases of marketable securities	—	(83,022)
Maturities of marketable securities	34,000	74,761
Net cash provided by (used in) investing activities	34,000	(8,550)
Cash flows from financing activities:
Proceeds from at-the-market offerings, net of issuance costs	18,096	1,368
Payment of issuance costs for at-the-market offerings	—	(262)
Payments of tax withholdings related to vesting of restricted stock units	(127)	(230)
Proceeds from exercise of stock options	101	333
Net cash provided by financing activities	18,070	1,209
Increase (decrease) in cash, cash equivalents and restricted cash	19,224	(61,450)
Cash, cash equivalents and restricted cash, beginning of period	62,031	139,720
Cash, cash equivalents and restricted cash, end of period	$81,255	$78,270
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	80,839	77,854
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$81,255	$78,270
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For the Company's most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (also known as PRAX-944), topline results from the Phase 2b Essential1 clinical trial in essential tremor ("ET") were announced in the first quarter of 2023. An end-of-Phase 2 meeting is scheduled with the U.S. Food and Drug Administration in June 2023 and the Company intends to initiate a Phase 3 study in ET in the second half of 2023. The Company initiated its PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023 and expects to announce topline results in the fourth quarter of 2023. The Company also announced positive results from its PRAX-628 Phase 1 study in May 2023 and expects to initiate a Phase 2 study in focal epilepsy in the fourth quarter of 2023. For the Company's most advanced product candidate under the Solidus™ platform, PRAX-222, it expects to announce topline results from the first dose cohort of its EMBRAVE study in the second half of 2023.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under its shelf registration statement. From inception through March 31, 2023, the Company raised $544.1 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
Liquidity
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
The Company has incurred recurring losses since its inception, including a net loss of $37.5 million for the three months ended March 31, 2023. In addition, as of March 31, 2023, the Company had an accumulated deficit of $568.1 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements which raises substantial doubt about the Company's ability to continue as a going concern, and the Company will need to obtain additional funding. The Company expects to finance its operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. Financial statement disclosures for the three months ended March 31, 2023 and 2022 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ended December 31, 2023, any other interim periods, or any future year or period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued and prepaid research and development expense, collaboration revenue, stock-based compensation expense and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements
The Company does not expect any recently issued accounting pronouncements to have a material impact on its financial statements.
3. Marketable Securities
The following is a summary of the Company's investment portfolio as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,002	$—	$(19)	$4,983
Total securities with a maturity of one year or less	$5,002	$—	$(19)	$4,983

Total available-for-sale securities	$5,002	$—	$(19)	$4,983

	As of December 31, 2022
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$35,042	$—	$(163)	$34,879
Debt securities issued by U.S. government agencies	4,005	—	(10)	3,995
Total securities with a maturity of one year or less	$39,047	$—	$(173)	$38,874

Total available-for-sale securities	$39,047	$—	$(173)	$38,874
As of March 31, 2023, the Company had 1 security with a total fair market value of $5.0 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three months ended March 31, 2023 and 2022.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,976	$—	$—	$62,976
Marketable securities:
Corporate debt securities	—	4,983	—	4,983
	$62,976	$4,983	$—	$67,959

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,181	$—	$—	$34,181
Marketable securities:
Corporate debt securities	—	34,879	—	34,879
Debt securities issued by U.S. government agencies	3,995	—	—	3,995
	$38,176	$34,879	$—	$73,055
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued external research and development expenses	$6,355	$10,734
Accrued personnel-related expenses	1,748	2,803
Accrued other expenses	1,249	2,313
Total accrued expenses	$9,352	$15,850
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. This lease qualifies as an operating lease.

7. UCB Option and License Agreement
In December 2022, the Company entered into an Option and License Agreement (“the Collaboration Agreement”) with UCB Biopharma SRL ("UCB") for the discovery of small molecule therapeutics as potential treatments of KCNT1-related epilepsies. Under the terms of the Collaboration Agreement, the Company has agreed to perform general biology-related research services as part of a mutually agreed upon research plan in exchange for a $5.0 million upfront payment. In addition, the Company provided UCB an exclusive option to in-license global development and commercialization rights to any resulting KCNT1 small molecule development candidate identified as part of the research plan. If UCB exercises its option to in-license global development and commercialization rights, the Collaboration Agreement stipulates that UCB will assume research, development, manufacturing and commercialization responsibilities and costs. Under the terms of the Collaboration Agreement, the Company will be eligible to receive an option fee and future success-based development and commercialization milestone payments, totaling up to $98.5 million, in addition to tiered royalties on net sales of any resulting products from the Collaboration Agreement.
The Company concluded that UCB is a customer, and as such, the arrangement falls within the scope of Topic 606. At the commencement of the Collaboration Agreement, the Company identified one performance obligation, which was to perform the research services for UCB. The Company determined the transaction price to be $5.0 million, comprised of the upfront payment it received. The option provided to UCB was determined not to be a material right.
The Company recognizes revenue for its research services performance obligation over time using an input method over the duration of the research services. During the three months ended March 31, 2023, the Company recognized $0.7 million in collaboration revenue related to the Collaboration Agreement in the condensed consolidated statement of operations. As of March 31, 2023, $4.3 million was included in deferred revenue in the condensed consolidated balance sheet, of which $2.5 million was classified as current.
8. Common Stock and Preferred Stock
Common Stock
As of March 31, 2023 and December 31, 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of March 31, 2023 and December 31, 2022, the Company did not hold any treasury shares.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	March 31, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options	10,691,062	8,838,028
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	2,113,892	1,650,955
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	1,167,024	839,922
Shares reserved for vesting of restricted stock units	754,756	743,950
Total shares of authorized common stock reserved for future issuance	14,726,734	12,072,855

Preferred Stock
As of March 31, 2023 and December 31, 2022, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of March 31, 2023 and December 31, 2022 was 9,918,602 shares and 7,449,480 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of March 31, 2023 and December 31, 2022 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of March 31, 2023 and December 31, 2022 was 1,308,408 shares and 981,306 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	743,950	$23.07
Issued	301,550	2.95
Vested	(172,798)	27.89
Forfeited	(117,946)	14.27
Unvested as of March 31, 2023	754,756	$15.40
As of March 31, 2023, total unrecognized compensation cost related to unvested restricted stock units was $10.5 million, which is expected to be recognized over a weighted-average period of 2.50 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	8,838,028	$13.93
Granted	2,629,255	2.97
Exercised	(44,644)	2.27		$83
Cancelled or Forfeited	(731,577)	10.28
Outstanding as of March 31, 2023	10,691,062	$11.53	8.23	$23
Exercisable as of March 31, 2023	4,517,923	$13.74	7.33	$23
Vested and expected to vest as of March 31, 2023	10,488,056	$11.47	8.46	$23
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three months ended March 31, 2023:

Three Months Ended March 31,
2023
Risk-free interest rate	3.51%
Expected term (in years)	6.00
Expected volatility	88.22%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$2.22
As of March 31, 2023, total unrecognized compensation cost related to unvested stock options was $40.8 million, which is expected to be recognized over a weighted-average period of 2.05 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,223	$3,214
General and administrative	5,370	4,672
Total stock-based compensation expense	$7,593	$7,886
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	10,691,062	7,862,576
Unvested restricted stock units	754,756	840,277
Potential shares issuable under the 2020 ESPP	179,768	30,341
	11,625,586	8,733,194
11. Related Party Transactions
On September 11, 2019, the Company entered into a Cooperation and License Agreement (the “License Agreement”) with RogCon Inc. (“RogCon”). Under the License Agreement, RogCon granted to the Company an exclusive, worldwide license under RogCon's intellectual property to research, develop and commercialize products for the treatment of all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene. Pursuant to the terms of the License Agreement, the Company will conduct, at its own cost and expense, the research and development activities assigned to it under the associated research plan. In addition, the Company is responsible for reimbursing RogCon for any costs associated with research and development activities RogCon performs at the request of the Company. One of the founders of RogCon became the Company's General Counsel in June 2020. The Company continues to reimburse RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement. Expenses incurred during all periods presented were not material.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 7, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 and set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (also known as PRAX-944), topline results from the Phase 2b Essential1 clinical trial in essential tremor, or ET, were announced in the first quarter of 2023. An end-of-Phase 2 meeting is scheduled with the U.S. Food and Drug Administration, or FDA, in June 2023 and we intend to initiate a Phase 3 study in ET in the second half of 2023. We initiated the PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023 and expect to announce topline results in the fourth quarter of 2023. We also announced positive results from our PRAX-628 Phase 1 study in May 2023 and expect to initiate a Phase 2 study in focal epilepsy in the fourth quarter of 2023. For our most advanced product candidate under the Solidus™ platform, PRAX-222, we expect to announce topline results from the first dose cohort of our EMBRAVE study in the second half of 2023.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $37.5 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $568.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance our lead product candidate, ulixacaltamide, to a late stage clinical trial for the treatment of ET;
•advance our PRAX-562 product candidate in the EMBOLD clinical trial;
•advance our PRAX-222 product candidate in the EMBRAVE clinical trial;
•advance our PRAX-628 product candidate;
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
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $85.8 million, which we expect will enable us to fund our operating expenses and capital expenditures into the second quarter of 2024. We have based this analysis on our current cash needs, ongoing research and development plans which are limited to advancing product candidates through, but not beyond their current clinical trial phases and continued operational efficiency. Since our cash, cash equivalents and marketable securities as of March 31, 2023 may not be sufficient to fund our operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”

Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 7 to our condensed consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. During the three months ended March 31, 2023, we recognized $0.7 million of collaboration revenue from the Collaboration Agreement.
Operating Expenses
Research and Development Expenses
The nature of our business and primary focus of our activities generate a significant amount of research and development costs. Research and development expenses represent costs incurred by us for the following:
•costs to develop our IP portfolio;
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
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated balance sheets as prepaid expenses or accrued expenses. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cerebrum™	$11,135	$33,955
Solidus™	3,602	6,042
Personnel-related (including stock-based compensation)	8,126	11,141
Other indirect research and development expenses	2,641	1,514
Total research and development expenses	$25,504	$52,652
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three months ended March 31, 2023 and 2022.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Collaboration revenue	$683	$—	$683
Operating expenses:
Research and development	25,504	52,652	(27,148)
General and administrative	13,270	16,197	(2,927)
Total operating expenses	38,774	68,849	(30,075)
Loss from operations	(38,091)	(68,849)	30,758
Other income:
Other income, net	636	132	504
Total other income	636	132	504
Net loss	$(37,455)	$(68,717)	$31,262
Collaboration Revenue

The $0.7 million increase in collaboration revenue is associated with the revenue recorded as research services are provided and costs are incurred under the Collaboration Agreement with UCB that was executed in December 2022.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended March 31,		Change
	2023	2022
Cerebrum™	$11,135	$33,955	$(22,820)
Solidus™	3,602	6,042	(2,440)
Personnel-related (including stock-based compensation)	8,126	11,141	(3,015)
Other indirect research and development expenses	2,641	1,514	1,127
Total research and development expenses	$25,504	$52,652	$(27,148)
The $27.1 million decrease in research and development expenses was primarily attributable to the following:
•$22.8 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦a $14.6 million decrease in clinical-related spend for our PRAX-114 program due to our strategic realignment in the second quarter of 2022;
◦a $6.7 million decrease in spend for our PRAX-562 program, primarily related to the prior year completion of our Phase 1 clinical trial and prior year manufacturing campaign purchases, partially offset by startup costs related to the EMBOLD Phase 2 clinical trial in the first quarter of 2023;
◦a $2.3 million decrease in activities for our earlier stage assets;
◦a $1.3 million decrease in spend for our ulixacaltamide program, primarily due to the completion of a manufacturing campaign in the prior year; and
◦an $2.0 million increase in clinical-related spend for our PRAX-628 Phase 1 clinical trial.
•$2.4 million decrease in expense related to our Solidus™ platform, driven primarily by the payment of a $2.0 million license fee to Ionis Pharmaceuticals, Inc. in January of 2022 upon exercise of our exclusive option to obtain the rights and license to further develop and commercialize PRAX-222;
•$3.0 million decrease in personnel-related costs due to decreased headcount; and
•$1.1 million increase in indirect expenses, none of which were individually significant.
General and Administrative Expense
The $2.9 million decrease in general and administrative expenses was primarily attributable to the following:
•$1.2 million decrease in consulting expenses; and
•$1.7 million decrease in other general and administrative expenses, including decreased personnel costs.
Other Income
Other income for the three months ended March 31, 2023 and 2022 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity

Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, a follow-on public offering and at-the-market offerings under our shelf registration statement. From inception through March 31, 2023, we have raised $544.1 million in aggregate cash proceeds from such transactions, net of issuance costs. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $85.8 million.
On November 3, 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acts as sales agent. During the three months ended March 31, 2023, we issued and sold 8,403,809 shares under the Sales Agreement for aggregate net proceeds of $18.1 million after deducting commissions and offering expenses payable by us. As of March 31, 2023, we have issued and sold a total of 12,391,079 shares under the Sales Agreement for aggregate net proceeds of $34.7 million after deducting commissions and offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(32,846)	$(54,109)
Investing activities	34,000	(8,550)
Financing activities	18,070	1,209
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,224	$(61,450)
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
During the three months ended March 31, 2023, net cash used in operating activities of $32.8 million was primarily due to our $37.5 million net loss and $3.3 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses, partially offset by $7.9 million of non-cash charges primarily related to stock-based compensation.
During the three months ended March 31, 2022, net cash used in operating activities of $54.1 million was primarily due to our $68.7 million net loss, partially offset by $8.5 million of non-cash charges primarily related to stock-based compensation, and $6.1 million in changes in operating assets and liabilities primarily related to increases in accounts payable and accrued expenses.
Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities of $34.0 million was related to maturities of marketable securities.
During the three months ended March 31, 2022, net cash used in investing activities of $8.6 million was primarily related to the purchase of marketable securities, partially offset by the maturity of marketable securities.
Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities of $18.1 million consisted of net proceeds from at-the-market offerings.
During the three months ended March 31, 2022, net cash provided by financing activities of $1.2 million consisted of net proceeds from at-the-market offerings of $1.4 million and proceeds from the exercise of stock options, partially offset by the payment of issuance costs for our at-the-market offerings and the payment of taxes related to the vesting of restricted stock units.
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
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $85.8 million. We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have incurred recurring losses since our inception, including a net loss of $37.5 million for the three months ended March 31, 2023. In addition, as of March 31, 2023, we had an accumulated deficit of $568.1 million. We expect to continue to generate operating losses for the foreseeable future. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Since we expect that our cash, cash equivalents and marketable securities as of March 31, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 7, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
The risk factors set forth below update, and should be read in conjunction with, the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 7, 2023.

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
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Certain of our product candidates failed to meet the primary endpoint in later stage clinical trials and we may in the future have product candidates that fail to show the desired safety and efficacy results in later stage clinical trials despite having progressed through preclinical studies and initial clinical trials. There can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of our product candidates. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended March 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any repurchases of shares of common stock during the three months ended March 31, 2023.
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

10.1
Separation Letter Agreement, dated as of March 21, 2023, by and between Praxis Precision Medicines, Inc. and Nicole Sweeny (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on March 21, 2023).

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

PRAXIS PRECISION MEDICINES, INC.

Date:	May 11, 2023	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 11, 2023	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)