Form 10-Q
period 2023-06-30
Praxis Precision Medicines, Inc.
filed 2023-08-09
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 4, 2023, the registrant had 128,540,223, shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$124,300	$61,615
Marketable securities	—	38,874
Prepaid expenses and other current assets	5,529	10,351
Total current assets	129,829	110,840
Property and equipment, net	759	971
Operating lease right-of-use assets	2,494	2,901
Other non-current assets	416	416
Total assets	$133,498	$115,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,010	$14,672
Accrued expenses	13,317	15,850
Operating lease liabilities	1,064	1,005
Current portion of deferred revenue	2,039	2,818
Total current liabilities	24,430	34,345
Long-term liabilities:
Non-current portion of operating lease liabilities	1,946	2,495
Non-current portion of deferred revenue	1,497	2,182
Total liabilities	27,873	39,022
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 128,540,223 shares issued and outstanding as of June 30, 2023, and 49,382,453 shares issued and outstanding as of December 31, 2022	13	5
Additional paid-in capital	708,023	606,918
Accumulated other comprehensive loss	—	(173)
Accumulated deficit	(602,411)	(530,644)
Total stockholders’ equity	105,625	76,106
Total liabilities and stockholders’ equity	$133,498	$115,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$781	$—	$1,464	$—
Operating expenses:
Research and development	25,614	43,620	51,118	96,272
General and administrative	10,127	16,774	23,397	32,971
Total operating expenses	35,741	60,394	74,515	129,243
Loss from operations	(34,960)	(60,394)	(73,051)	(129,243)
Other income:
Other income, net	648	200	1,284	332
Total other income	648	200	1,284	332
Net loss	$(34,312)	$(60,194)	$(71,767)	$(128,911)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(1.32)	$(1.17)	$(2.83)
Weighted average common shares outstanding, basic and diluted	69,740,719	45,542,600	61,467,774	45,499,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(34,312)	$(60,194)	$(71,767)	$(128,911)
Change in unrealized losses on marketable securities, net of tax	19	(74)	173	(504)
Comprehensive loss	$(34,293)	$(60,268)	$(71,594)	$(129,415)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	49,382,453	$5	$606,918	$(530,644)	$(173)	$76,106
Stock-based compensation expense	—	—	7,593	—	—	7,593
Issuance of common stock from at-the-market public offerings, net of issuance costs	8,403,809	1	18,095	—	—	18,096
Vesting of restricted stock units	172,798	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(43,317)	—	(127)	—	—	(127)
Issuance of common stock upon exercise of stock options	44,644	—	101	—	—	101
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	154	154
Net loss	—	—	—	(37,455)	—	(37,455)
Balance at March 31, 2023	57,960,387	$6	$632,580	$(568,099)	$(19)	$64,468
Stock-based compensation expense	—	—	5,775	—	—	5,775
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $4,484	64,449,690	6	63,433	—	—	63,439
Issuance of common stock from at-the-market public offerings, net of issuance costs	5,888,128	1	6,031	—	—	6,032
Issuance of common stock under employee stock purchase plan	234,947	—	208	—	—	208
Vesting of restricted stock units	10,813	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,742)	—	(4)	—	—	(4)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	19	19
Net loss	—	—	—	(34,312)	—	(34,312)
Balance at June 30, 2023	128,540,223	$13	$708,023	$(602,411)	$—	$105,625

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

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(71,767)	$(128,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	212	212
Stock-based compensation expense	13,368	15,497
Non-cash operating lease expense	407	366
Amortization of premiums and discounts on marketable securities, net	47	598
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,822	722
Accounts payable	(6,662)	1,041
Accrued expenses	(2,533)	(547)
Operating lease liabilities	(490)	(352)
Deferred revenue	(1,464)	—
Other	—	56
Net cash used in operating activities	(64,060)	(111,318)
Cash flows from investing activities:
Purchases of property and equipment	—	(399)
Purchases of marketable securities	—	(83,022)
Maturities of marketable securities	39,000	109,761
Net cash provided by investing activities	39,000	26,340
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	63,439	—
Proceeds from at-the-market offerings, net of issuance costs	24,128	1,368
Payment of issuance costs for at-the-market offerings	—	(262)
Payments of tax withholdings related to vesting of restricted stock units	(131)	(246)
Proceeds from exercise of stock options and employee stock purchase plan purchases	309	853
Net cash provided by financing activities	87,745	1,713
Increase (decrease) in cash, cash equivalents and restricted cash	62,685	(83,265)
Cash, cash equivalents and restricted cash, beginning of period	62,031	139,720
Cash, cash equivalents and restricted cash, end of period	$124,716	$56,455
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	124,300	56,039
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$124,716	$56,455
Supplemental disclosures of non-cash activities:
Offering costs included in accrued expenses	$259	$—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For the Company's most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (also known as PRAX-944), topline results from the Phase 2b Essential1 clinical trial in essential tremor ("ET"), were announced in the first quarter of 2023. The Company intends to initiate two Phase 3 studies in ET in the fourth quarter of 2023, with topline results expected in the second half of 2024. The Company initiated its PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023 and expects to announce topline results in the fourth quarter of 2023. The Company also announced positive results from its PRAX-628 Phase 1 study in May 2023. In June 2023, the Company initiated a Phase 2 proof of concept study evaluating PRAX-628 in patients with a Photo Paroxysmal Response ("PPR"), with results anticipated by year-end 2023. Upon completion of the PPR study, Praxis plans to initiate a Phase 2 study of PRAX-628 in focal epilepsy in the first half of 2024. For the Company's most advanced product candidate under the Solidus™ platform, PRAX-222, it initiated the first dose cohort of its EMBRAVE study in the second quarter of 2023 and expects to announce topline results in the second half of 2023.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, and from the sale of common stock and pre-funded warrants through an initial public offering, follow-on public offerings and at-the-market offerings under its shelf registration statement. From inception through June 30, 2023, the Company raised $613.6 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $71.8 million for the six months ended June 30, 2023. In addition, as of June 30, 2023, the Company had an accumulated deficit of $602.4 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash and cash equivalents as of June 30, 2023 of $124.3 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The analysis included consideration of the Company's current financial needs and ongoing research and development plans, which are limited to advancing product candidates through, but not beyond, their current clinical trials and the ulixacaltamide Phase 3 clinical trials in ET. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. Financial statement disclosures for the three and six months ended June 30, 2023 and 2022 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ended December 31, 2023, any other interim periods, or any future year or period.
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
Common Stock Warrants
The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in FASB ASC No. 480, Distinguishing Liabilities from Equity (ASC 480) and ASC No. 815, Derivatives and Hedging (ASC 815). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. Such assessment includes determining whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants are liabilities within the scope of ASC 480, whether the warrants meet the definition of a derivative in ASC 815 and whether the warrants meet the requirements for equity classification pursuant to the indexation and equity classification criteria in ASC 815. The Company determines the classification for its warrants at the time of issuance and updates its assessment, as necessary. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital.
Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The calculation of weighted average number of common shares outstanding excludes shares of restricted common stock that are not vested but includes shares of common stock underlying pre-funded warrants. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, after giving consideration to the dilutive effect of potentially dilutive common shares. For purposes of this calculation, outstanding options to purchase shares of common stock, unvested shares of restricted common stock and potential shares issuable under the 2020 ESPP are considered potentially dilutive common shares. The Company has generated a net loss in all periods presented so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.
Recently Adopted Accounting Pronouncements
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 eliminates the separation models for convertible debt with cash conversion features and convertible instruments with beneficial conversion features and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. Additionally, ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard also introduces additional disclosures for convertible instruments. ASU 2020-06 was effective for public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2021. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is required to be adopted as of the beginning of a fiscal year. ASU 2020-06 may be applied using either a full or modified retrospective method of transition. The Company adopted ASU 2020-06 effective as of January 1. 2023. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
3. Marketable Securities
The Company did not hold any marketable securities as of June 30, 2023. The following is a summary of the Company's investment portfolio as of December 31, 2022 (in thousands):

	As of December 31, 2022
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$35,042	$—	$(163)	$34,879
Debt securities issued by U.S. government agencies	4,005	—	(10)	3,995
Total securities with a maturity of one year or less	$39,047	$—	$(173)	$38,874

Total available-for-sale securities	$39,047	$—	$(173)	$38,874
As of December 31, 2022, the Company had 7 securities with a total fair market value of $38.9 million in an unrealized loss position. The Company anticipated a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and six months ended June 30, 2023 and 2022.
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
The Company did not hold any financial assets measured at fair value on a recurring basis as of June 30, 2023. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,181	$—	$—	$34,181
Marketable securities:
Corporate debt securities	—	34,879	—	34,879
Debt securities issued by U.S. government agencies	3,995	—	—	3,995
	$38,176	$34,879	$—	$73,055
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued external research and development expenses	$3,972	$10,734
Accrued milestone expense	6,937	—
Accrued personnel-related expenses	1,617	2,803
Accrued other expenses	791	2,313
Total accrued expenses	$13,317	$15,850
At June 30, 2023, accrued expenses included $6.9 million of milestone expense related to the Research Collaboration, Option and License Agreement between the Company and Ionis Pharmaceuticals, Inc., earned upon initiation of the Company's PRAX-222 EMBRAVE study in the second quarter of 2023. The milestone was paid in July 2023.
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. This lease qualifies as an operating lease.
7. UCB Option and License Agreement
In December 2022, the Company entered into an Option and License Agreement (“the Collaboration Agreement”) with UCB Biopharma SRL (“UCB”) for the discovery of small molecule therapeutics as potential treatments of KCNT1-related epilepsies. Under the terms of the Collaboration Agreement, the Company has agreed to perform general biology-related research services as part of a mutually agreed upon research plan in exchange for a $5.0 million upfront payment. In addition, the Company provided UCB an exclusive option to in-license global development and commercialization rights to any resulting KCNT1 small molecule development candidate identified as part of the research plan. If UCB exercises its option to in-license global development and commercialization rights, the Collaboration Agreement stipulates that UCB will assume research, development, manufacturing and commercialization responsibilities and costs. Under the terms of the Collaboration Agreement, the Company will be eligible to receive an option fee and future success-based development and commercialization milestone payments, totaling up to $98.5 million, in addition to tiered royalties on net sales of any resulting products from the Collaboration Agreement.
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
The Company recognizes revenue for its research services performance obligation over time using an input method over the duration of the research services. During the three and six months ended June 30, 2023, the Company recognized $0.8 million and $1.5 million, respectively, in collaboration revenue related to the Collaboration Agreement in the condensed consolidated statement of operations. As of June 30, 2023, $3.5 million was included in deferred revenue in the condensed consolidated balance sheet, of which $2.0 million was classified as current.
8. Common Stock and Preferred Stock
Common Stock
As of June 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of June 30, 2023 and December 31, 2022, the Company did not hold any treasury shares.

June 2023 Public Offering
On June 21, 2023, the Company completed a public offering of: (i) an aggregate of 64,449,690 shares of its common stock at a public offering price of $0.95 per share, including the underwriters’ full exercise of their option to purchase 9,299,690 additional shares of common stock, and (ii) pre-funded warrants to purchase 7,050,000 shares of common stock at a public offering price of $0.9499 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price for each underlying share. Total net proceeds generated from the offering were approximately $63.4 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause either the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 9.99%, or the combined voting power of the securities beneficially owned by such holder, together with its affiliates, to exceed 9.99%. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. In the event of certain fundamental transactions where the consideration payable to the holders of shares of common stock consists solely of cash and/or marketable securities, the pre-funded warrants will automatically be deemed to be exercised in full pursuant to a cashless exercise effective immediately prior to and contingent upon the consummation of such transaction. As of June 30, 2023, none of the pre-funded warrants had been exercised and remain outstanding.
The Company determined that the pre-funded warrants are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	June 30, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options	10,114,195	8,838,028
Shares reserved for exercise of pre-funded warrants	7,050,000	—
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	2,343,012	1,650,955
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	932,077	839,922
Shares reserved for vesting of restricted stock units	657,365	743,950
Total shares of authorized common stock reserved for future issuance	21,096,649	12,072,855
Preferred Stock
As of June 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2020 Stock Option and Incentive Plan

The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of June 30, 2023 and December 31, 2022 was 9,918,602 shares and 7,449,480 shares, respectively.
2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of June 30, 2023 and December 31, 2022 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of June 30, 2023 and December 31, 2022 was 1,308,408 shares and 981,306 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	743,950	$23.07
Issued	308,550	2.90
Vested	(183,611)	26.94
Forfeited	(211,524)	11.72
Unvested as of June 30, 2023	657,365	$15.94
As of June 30, 2023, total unrecognized compensation cost related to unvested restricted stock units was $8.7 million, which is expected to be recognized over a weighted-average period of 2.27 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	8,838,028	$13.93
Granted	2,813,641	2.83
Exercised	(44,644)	2.27		$83
Cancelled or Forfeited	(1,492,830)	11.87
Outstanding as of June 30, 2023	10,114,195	$11.20	8.03	$68
Exercisable as of June 30, 2023	4,922,220	$13.13	7.28	$34
Vested and expected to vest as of June 30, 2023	10,114,195	$11.20	8.03	$68
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Risk-free interest rate	3.84%	3.53%
Expected term (in years)	6.00	6.00
Expected volatility	88.43%	88.23%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$0.72	$2.12
As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was $34.3 million, which is expected to be recognized over a weighted-average period of 1.87 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,918	$2,987	$4,141	$6,201
General and administrative	3,857	4,624	9,227	9,296
Total stock-based compensation expense	$5,775	$7,611	$13,368	$15,497
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	10,114,195	9,826,672	10,114,195	9,826,672
Unvested restricted stock units	657,365	856,287	657,365	856,287
Potential shares issuable under the 2020 ESPP	161,379	55,244	161,379	55,244
	10,932,939	10,738,203	10,932,939	10,738,203
Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the June 2023 underwritten public offering are included in the calculation of weighted average number of common shares outstanding for the three and six months ended June 30, 2023. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of net loss per share from the date of issuance.
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
12. Restructuring
In June 2022, the Company began a strategic realignment across the Cerebrum™ and Solidus™ platforms, which resulted in a reduction of the Company’s workforce.
The Company incurred $1.0 million of costs related to the realignment, of which $0.6 million was recognized in research and development expenses and $0.4 million was recognized in general and administrative expenses in the consolidated statement of operations during the three and six months ended June 30, 2022. These costs related to employee severance, benefits and related costs. As of December 31, 2022, all costs related to the strategic realignment had been paid.
13. Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 7, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (also known as PRAX-944), topline results from the Phase 2b Essential1 clinical trial in essential tremor, or ET, were announced in the first quarter of 2023. We intend to initiate two Phase 3 studies in ET in the fourth quarter of 2023, with topline results expected in the second half of 2024. We initiated the PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023 and expect to announce topline results in the fourth quarter of 2023. We also announced positive results from our PRAX-628 Phase 1 study in May 2023. In June 2023, we initiated a Phase 2 proof of concept study evaluating PRAX-628 in patients with a Photo Paroxysmal Response, or PPR, with results anticipated by year-end 2023. Upon completion of the PPR study, we plan to initiate a Phase 2 study in focal epilepsy in the first half of 2024. For our most advanced product candidate under the Solidus™ platform, PRAX-222, we initiated the first dose cohort of our EMBRAVE study in the second quarter of 2023 and expect to announce topline results in the second half of 2023.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $71.8 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $602.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
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
As of June 30, 2023, we had cash and cash equivalents of $124.3 million. We believe that our cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditures into the first quarter of 2025. We have based this analysis on our current financial needs and ongoing research and development plans, which are limited to advancing product candidates through, but not beyond, their current clinical trials and our ulixacaltamide Phase 3 clinical trials in ET. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 7 to our condensed consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. We recognized $0.8 million and $1.5 million of collaboration revenue from the Collaboration Agreement during the three and six ended June 30, 2023, respectively.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cerebrum™	$6,890	$26,472	$18,025	$60,427
Solidus™	9,922	4,186	13,524	10,228
Personnel-related (including stock-based compensation)	6,778	10,735	14,904	21,876
Other indirect research and development expenses	2,024	2,227	4,665	3,741
Total research and development expenses	$25,614	$43,620	$51,118	$96,272

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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three and six months ended June 30, 2023 and 2022.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Collaboration revenue	$781	$—	$781
Operating expenses:
Research and development	25,614	43,620	(18,006)
General and administrative	10,127	16,774	(6,647)
Total operating expenses	35,741	60,394	(24,653)
Loss from operations	(34,960)	(60,394)	25,434
Other income:
Other income, net	648	200	448
Total other income	648	200	448
Net loss	$(34,312)	$(60,194)	$25,882
Collaboration Revenue
The $0.8 million increase in collaboration revenue is associated with the revenue recorded as research services are provided and costs are incurred under the Collaboration Agreement with UCB that was executed in December 2022.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Cerebrum™	$6,890	$26,472	$(19,582)
Solidus™	9,922	4,186	5,736
Personnel-related (including stock-based compensation)	6,778	10,735	(3,957)
Other indirect research and development expenses	2,024	2,227	(203)
Total research and development expenses	$25,614	$43,620	$(18,006)
The $18.0 million decrease in research and development expenses was primarily attributable to the following:
•$19.6 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦$11.5 million decrease in clinical-related spend for our PRAX-114 program due to our strategic realignment in the second quarter of 2022;
◦$3.5 million decrease in spend for our PRAX-562 program, primarily related to prior year manufacturing spend and Phase 1 trial spend, partially offset by current quarter costs related to the EMBOLD Phase 2 clinical trial;
◦$3.7 million decrease in spend for our ulixacaltamide program, primarily due to prior year manufacturing and Phase 1 spend, as well as decreased activity related to our Essential1 study;
◦$1.6 million decrease in activities for our earlier stage assets; and
◦$0.7 million increase in spend for our PRAX-628 Phase 1 clinical trial.
•$5.7 million increase in expense related to our Solidus™ platform, driven primarily by a $6.9 million milestone payment due to Ionis Pharmaceuticals Inc., or Ionis, upon initiation of our PRAX-222 EMBRAVE study, offset by decreased activities for our earlier stage assets;
•$4.0 million decrease in personnel-related costs due to decreased headcount; and
•$0.2 million decrease in indirect expenses, none of which were individually significant.
General and Administrative Expense
The $6.6 million decrease in general and administrative expenses was primarily attributable to the following:
•$3.6 million decrease in consulting expenses and professional fees;
•$2.4 million decrease in personnel costs due to decreased headcount; and
•$0.6 million decrease in other general and administrative expenses.
Other Income
Other income for the three months ended June 30, 2023 and 2022 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2023	2022
Collaboration revenue	$1,464	$—	$1,464
Operating expenses:
Research and development	51,118	96,272	(45,154)
General and administrative	23,397	32,971	(9,574)
Total operating expenses	74,515	129,243	(54,728)
Loss from operations	(73,051)	(129,243)	56,192
Other income:
Other income, net	1,284	332	952
Total other income	1,284	332	952
Net loss	$(71,767)	$(128,911)	$57,144
Collaboration Revenue
The $1.5 million increase in collaboration revenue is associated with the revenue recorded as research services are provided and costs are incurred under the Collaboration Agreement with UCB that was executed in December 2022.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Six Months Ended June 30,		Change
	2023	2022
Cerebrum™	$18,025	$60,427	$(42,402)
Solidus™	13,524	10,228	3,296
Personnel-related (including stock-based compensation)	14,904	21,876	(6,972)
Other indirect research and development expenses	4,665	3,741	924
Total research and development expenses	$51,118	$96,272	$(45,154)
The $45.2 million decrease in research and development expenses was primarily attributable to the following:
•$42.4 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦$26.1 million decrease in clinical-related spend for our PRAX-114 program due to our strategic realignment in the second quarter of 2022;
◦$10.2 million decrease in spend for our PRAX-562 program primarily related to prior year manufacturing spend and Phase 1 trial spending, partially offset by costs related to our EMBOLD Phase 2 clinical trial in 2023;
◦$4.9 million decrease in spend for our ulixacaltamide program, primarily due to prior year manufacturing spend as well as Phase 2a and Phase 1 trial spend, partially offset by increased Essential1 study activity in 2023;
◦$4.0 million decrease in activities for our earlier stage assets; and
◦$2.8 million increase in spend for our PRAX-628 Phase 1 clinical trial.
•$7.0 million decrease in personnel-related costs due to decreased headcount;
•$3.3 million increase in expense related to our Solidus™ platform, driven primarily by initiation of the PRAX-222 EMBRAVE study in 2023 and associated $6.9 million milestone due to Ionis, partially offset by manufacturing expenses incurred in the prior year and a $2.0 million license fee expensed and paid to Ionis in January 2022 upon exercise of our exclusive option to obtain the rights and license to further develop and commercialize PRAX-222; and
•$0.9 million increase in indirect expenses, none of which were individually significant.
General and Administrative Expense
The $9.6 million decrease in general and administrative expenses was primarily attributable to the following:
•$4.9 million decrease in professional fees and consulting expenses;
•$3.1 million decrease in personnel-related costs due to decreased headcount; and
•$1.6 million decrease in other general and administrative expenses, including insurance costs.
Other Income
Other income for the six months ended June 30, 2023 and 2022 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, follow-on public offerings and at-the-market offerings under our shelf registration statement. From inception through June 30, 2023, we have raised $613.6 million in aggregate cash proceeds from such transactions, net of issuance costs. As of June 30, 2023, we had cash and cash equivalents of $124.3 million.
In November 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acted as sales agent. We terminated the Sales Agreement in June 2023. During the three months ended June 30, 2023, we issued and sold 5,888,128 shares under the Sales Agreement for aggregate net proceeds of $6.0 million after deducting commissions. During the six months ended June 30, 2023, we issued and sold 14,291,937 shares under the sales agreement for aggregate net proceeds of $24.1 million. We issued and sold a total of 18,279,207 shares under the Sales Agreement for aggregate net proceeds of $40.7 million after deducting commissions and offering expenses payable by us.
On June 21, 2023, we completed a public offering of: (i) an aggregate of 64,449,690 shares of common stock at a public offering price of $0.95 per share, including the underwriters' full exercise of their option to purchase 9,299,690 additional shares of common stock, and (ii) pre-funded warrants to purchase 7,050,000 shares of common stock at a public offering price of $0.9499 per share. The purchase prices per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price for each underlying share. Total net proceeds generated from the offering were approximately $63.4 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(64,060)	$(111,318)
Investing activities	39,000	26,340
Financing activities	87,745	1,713
Net increase (decrease) in cash, cash equivalents and restricted cash	$62,685	$(83,265)
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
During the six months ended June 30, 2023, net cash used in operating activities of $64.1 million was primarily due to our $71.8 million net loss and $6.3 million in changes in operating assets and liabilities primarily related to decreases in accrued expenses and accounts payable, partially offset by $14.0 million of non-cash charges primarily related to stock-based compensation.
During the six months ended June 30, 2022, net cash used in operating activities of $111.3 million was primarily due to our $128.9 million net loss, partially offset by $16.7 million of non-cash charges primarily related to stock-based compensation, and $0.9 million in changes in operating assets and liabilities primarily related to an increase in accounts payable and a decrease in prepaid expenses and other current assets.
Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities of $39.0 million was related to maturities of marketable securities.
During the six months ended June 30, 2022, net cash provided by investing activities of $26.3 million was primarily related to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities of $87.7 million consisted primarily of net proceeds from at-the-market offerings and our June 2023 follow-on public offering.
During the six months ended June 30, 2022, net cash provided by financing activities of $1.7 million consisted primarily of net proceeds from at-the-market offerings of $1.4 million and proceeds from purchases of common stock under our employee stock purchase plan and from the exercise of stock options.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 7, 2023, other than as disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because cash, cash equivalents and marketable securities we may hold at any time may be in the form of money market funds or marketable debt securities or may be invested in U.S. Treasury and U.S. government agency obligations. However, because of the short-term nature and low risk profile of the instruments in our portfolio at any given time, an immediate change in market interest rates of 100 basis points would not have a material impact on our financial position or results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
The risk factors set forth below update, and should be read in conjunction with, the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 7, 2023 and in the section entitled "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023.
Risks Related to Our Common Stock
Future issuances of our common stock or the issuance of shares of common stock upon the exercise or conversion of securities that are exercisable or convertible into shares of common stock, such as our pre-funded warrants, or upon the exercise or vesting of incentive awards, may result in dilution for our stockholders.

We have needed and anticipate we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue common stock to employees, directors, and consultants pursuant to our equity incentive plans. If we sell common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

We have outstanding pre-funded warrants to purchase 7,050,000 shares of common stock at an exercise price of $0.0001 per share, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which could result in substantial dilution to then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended June 30, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any repurchases of shares of common stock during the three months ended June 30, 2023.
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

3.2	Amended and Restated Bylaws of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 7, 2022).

4.1	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on June 20, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

PRAXIS PRECISION MEDICINES, INC.

Date:	August 9, 2023	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)