Form 10-Q
period 2023-09-30
Praxis Precision Medicines, Inc.
filed 2023-11-07
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 3, 2023, the registrant had 128,550,152, shares of common stock, $0.0001 par value per share, outstanding.

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
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•our expectations with respect to our planned reverse stock split.
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, our

Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$101,085	$61,615
Marketable securities	—	38,874
Prepaid expenses and other current assets	2,242	10,351
Total current assets	103,327	110,840
Property and equipment, net	700	971
Operating lease right-of-use assets	2,282	2,901
Other non-current assets	416	416
Total assets	$106,725	$115,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,166	$14,672
Accrued expenses	6,979	15,850
Operating lease liabilities	1,095	1,005
Current portion of deferred revenue	1,552	2,818
Total current liabilities	16,792	34,345
Long-term liabilities:
Non-current portion of operating lease liabilities	1,661	2,495
Non-current portion of deferred revenue	1,516	2,182
Total liabilities	19,969	39,022
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 128,547,336 shares issued and outstanding as of September 30, 2023, and 49,382,453 shares issued and outstanding as of December 31, 2022	13	5
Additional paid-in capital	713,786	606,918
Accumulated other comprehensive loss	—	(173)
Accumulated deficit	(627,043)	(530,644)
Total stockholders’ equity	86,756	76,106
Total liabilities and stockholders’ equity	$106,725	$115,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$468	$—	$1,932	$—
Operating expenses:
Research and development	17,260	30,439	68,378	126,711
General and administrative	8,724	13,851	32,121	46,822
Total operating expenses	25,984	44,290	100,499	173,533
Loss from operations	(25,516)	(44,290)	(98,567)	(173,533)
Other income:
Other income, net	884	345	2,168	677
Total other income	884	345	2,168	677
Net loss	$(24,632)	$(43,945)	$(96,399)	$(172,856)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.96)	$(1.12)	$(3.79)
Weighted average common shares outstanding, basic and diluted	135,591,429	45,774,376	86,447,174	45,591,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(24,632)	$(43,945)	$(96,399)	$(172,856)
Change in unrealized losses on marketable securities, net of tax	—	144	173	(360)
Comprehensive loss	$(24,632)	$(43,801)	$(96,226)	$(173,216)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	49,382,453	$5	$606,918	$(530,644)	$(173)	$76,106
Stock-based compensation expense	—	—	7,593	—	—	7,593
Issuance of common stock from at-the-market public offerings, net of issuance costs	8,403,809	1	18,095	—	—	18,096
Vesting of restricted stock units	172,798	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(43,317)	—	(127)	—	—	(127)
Issuance of common stock upon exercise of stock options	44,644	—	101	—	—	101
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	154	154
Net loss	—	—	—	(37,455)	—	(37,455)
Balance at March 31, 2023	57,960,387	$6	$632,580	$(568,099)	$(19)	$64,468
Stock-based compensation expense	—	—	5,775	—	—	5,775
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $4,484	64,449,690	6	63,433	—	—	63,439
Issuance of common stock from at-the-market public offerings, net of issuance costs	5,888,128	1	6,031	—	—	6,032
Issuance of common stock under employee stock purchase plan	234,947	—	208	—	—	208
Vesting of restricted stock units	10,813	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,742)	—	(4)	—	—	(4)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	19	19
Net loss	—	—	—	(34,312)	—	(34,312)
Balance at June 30, 2023	128,540,223	$13	$708,023	$(602,411)	$—	$105,625
Stock-based compensation expense	—	—	5,763	—	—	5,763
Vesting of restricted stock units	3,500	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,059)	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	4,672	—	1	—	—	1
Net loss	—	—	—	(24,632)	—	(24,632)
Balance at September 30, 2023	128,547,336	$13	$713,786	$(627,043)	$—	$86,756

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

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(96,399)	$(172,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	321	314
Stock-based compensation expense	19,131	22,227
Non-cash operating lease expense	619	556
Amortization of premiums and discounts on marketable securities, net	47	807
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,109	2,326
Accounts payable	(7,556)	(658)
Accrued expenses	(8,871)	(8,431)
Operating lease liabilities	(744)	(578)
Deferred revenue	(1,932)	—
Other	—	56
Net cash used in operating activities	(87,275)	(156,237)
Cash flows from investing activities:
Purchases of property and equipment	—	(444)
Purchases of marketable securities	—	(83,022)
Maturities of marketable securities	39,000	157,761
Net cash provided by investing activities	39,000	74,295
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	63,439	—
Proceeds from at-the-market offerings, net of issuance costs	24,128	4,330
Payment of issuance costs for at-the-market offerings	—	(262)
Payments of tax withholdings related to vesting of restricted stock units	(132)	(253)
Proceeds from exercise of stock options and employee stock purchase plan purchases	310	1,263
Net cash provided by financing activities	87,745	5,078
Increase (decrease) in cash, cash equivalents and restricted cash	39,470	(76,864)
Cash, cash equivalents and restricted cash, beginning of period	62,031	139,720
Cash, cash equivalents and restricted cash, end of period	$101,501	$62,856
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	101,085	62,440
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$101,501	$62,856
Supplemental disclosures of non-cash activities:
Offering costs from follow-on public offering included in accounts payable	$184	$—
Purchases of property and equipment included in accounts payable	$50	$—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For the Company's most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (also known as PRAX-944), topline results from the Phase 2b Essential1 clinical trial in essential tremor ("ET"), were announced in the first quarter of 2023. The Company initiated its Phase 3 studies in ET in the fourth quarter of 2023, with enrollment expected to complete in the first half of 2024 and topline results expected in the second half of 2024. The Company initiated its PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023 and expects to announce topline results in the first half of 2024. The Company also announced positive results from its PRAX-628 Phase 1 study in May 2023. In June 2023, the Company initiated a Phase 2 proof of concept study evaluating PRAX-628 in patients with a Photo Paroxysmal Response ("PPR"), with results anticipated in the fourth quarter of 2023. Upon completion of the PPR study, Praxis plans to initiate a Phase 2 study of PRAX-628 in focal epilepsy in the first half of 2024. For the Company's most advanced product candidate under the Solidus™ platform, elsunersen (also known as PRAX-222), the Company completed dosing in the first cohort of its EMBRAVE study and announced preliminary data from the first dose cohort in October 2023.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, and from the sale of common stock and pre-funded warrants through an initial public offering, follow-on public offerings and at-the-market offerings under its shelf registration statement. From inception through September 30, 2023, the Company raised $613.6 million in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $96.4 million for the nine months ended September 30, 2023. In addition, as of September 30, 2023, the Company had an accumulated deficit of $627.0 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash and cash equivalents as of September 30, 2023 of $101.1 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The analysis included consideration of the Company's current financial needs and ongoing research and development plans, which are limited to advancing product candidates through, but not beyond, their current clinical trials. As a result, the Company concluded that it did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these condensed consolidated financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects. In this case, the Company would evaluate further reductions in its expenses or to obtain additional financing sooner than it otherwise would, which may not be available or may only be available on terms that are not acceptable to the Company.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. Financial statement disclosures for the three and nine months ended September 30, 2023 and 2022 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ended December 31, 2023, any other interim periods, or any future year or period.
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
3. Marketable Securities
The Company did not hold any marketable securities as of September 30, 2023. The following is a summary of the Company's investment portfolio as of December 31, 2022 (in thousands):

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
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and nine months ended September 30, 2023 and 2022.
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
The Company did not hold any financial assets measured at fair value on a recurring basis as of September 30, 2023. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,181	$—	$—	$34,181
Marketable securities:
Corporate debt securities	—	34,879	—	34,879
Debt securities issued by U.S. government agencies	3,995	—	—	3,995
	$38,176	$34,879	$—	$73,055
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued external research and development expenses	$4,348	$10,734
Accrued personnel-related expenses	2,020	2,803
Accrued other expenses	611	2,313
Total accrued expenses	$6,979	$15,850
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. This lease qualifies as an operating lease.
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
The Company recognizes revenue for its research services performance obligation over time using an input method over the duration of the research services. During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.9 million, respectively, in collaboration revenue related to the Collaboration Agreement in the condensed consolidated statement of operations. As of September 30, 2023, $3.1 million was included in deferred revenue in the condensed consolidated balance sheet, of which $1.6 million was classified as current.
8. Common Stock and Preferred Stock
Common Stock
As of September 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of September 30, 2023 and December 31, 2022, the Company did not hold any treasury shares.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause either the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 9.99%, or the combined voting power of the securities beneficially owned by such holder, together with its affiliates, to exceed 9.99%. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. In the event of certain fundamental transactions where the consideration payable to the holders of shares of common stock consists solely of cash and/or marketable securities, the pre-funded warrants will automatically be deemed to be exercised in full pursuant to a cashless exercise effective immediately prior to and contingent upon the consummation of such transaction. As of September 30, 2023, none of the pre-funded warrants had been exercised and remain outstanding.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	September 30, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options	9,876,256	8,838,028
Shares reserved for exercise of pre-funded warrants	7,050,000	—
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	2,444,985	1,650,955
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	932,077	839,922
Shares reserved for vesting of restricted stock units	633,615	743,950
Total shares of authorized common stock reserved for future issuance	20,936,933	12,072,855
Preferred Stock
As of September 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of September 30, 2023 and December 31, 2022 was 9,918,602 shares and 7,449,480 shares, respectively.
2017 Stock Incentive Plan

The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of September 30, 2023 and December 31, 2022 was 5,937,763 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of September 30, 2023 and December 31, 2022 was 1,308,408 shares and 981,306 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	743,950	$23.07
Issued	316,750	2.85
Vested	(187,111)	26.81
Forfeited	(239,974)	11.72
Unvested as of September 30, 2023	633,615	$15.91
As of September 30, 2023, total unrecognized compensation cost related to unvested restricted stock units was $7.4 million, which is expected to be recognized over a weighted-average period of 2.04 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	8,838,028	$13.93
Granted	2,925,941	2.78
Exercised	(49,316)	2.07		$90
Cancelled or Forfeited	(1,838,397)	12.78
Outstanding as of September 30, 2023	9,876,256	$10.90	7.97	$222
Exercisable as of September 30, 2023	5,223,043	$12.59	7.44	$112
Vested and expected to vest as of September 30, 2023	9,876,256	$10.90	7.97	$222
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Risk-free interest rate	4.35%	3.57%
Expected term (in years)	6.00	6.00
Expected volatility	90.01%	88.30%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$1.02	$2.08

As of September 30, 2023, total unrecognized compensation cost related to unvested stock options was $29.1 million, which is expected to be recognized over a weighted-average period of 1.68 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,035	$1,999	$6,176	$8,200
General and administrative	3,728	4,731	12,955	14,027
Total stock-based compensation expense	$5,763	$6,730	$19,131	$22,227
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	9,876,256	9,159,415	9,876,256	9,159,415
Unvested restricted stock units	633,615	789,419	633,615	789,419
Potential shares issuable under the 2020 ESPP	161,713	48,182	161,713	48,182
	10,671,584	9,997,016	10,671,584	9,997,016
Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the June 2023 underwritten public offering are included in the calculation of weighted average number of common shares outstanding for the three and nine months ended September 30, 2023. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of net loss per share from the date of issuance.
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
12. Restructuring
In June 2022, the Company began a strategic realignment across the Cerebrum™ and Solidus™ platforms, which resulted in a reduction of the Company's workforce.
The Company incurred $1.0 million of costs related to the realignment, of which $0.6 million was recognized in research and development expenses and $0.4 million was recognized in general and administrative expenses in the consolidated statement of operations during the nine months ended September 30, 2022. These costs related to employee severance, benefits and related costs. As of December 31, 2022, all costs related to the strategic realignment had been paid.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 7, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (also known as PRAX-944), topline results from the Phase 2b Essential1 clinical trial in essential tremor, or ET, were announced in the first quarter of 2023. We initiated our Phase 3 studies in ET in the fourth quarter of 2023, with enrollment expected to complete in the first half of 2024 and topline results expected in the second half of 2024. We initiated the PRAX-562 Phase 2 EMBOLD study in the first quarter of 2023 and expect to announce topline results in the first half of 2024. We also announced positive results from our PRAX-628 Phase 1 study in May 2023. In June 2023, we initiated a Phase 2 proof of concept study evaluating PRAX-628 in patients with a Photo Paroxysmal Response, or PPR, with results anticipated in the fourth quarter of 2023. Upon completion of the PPR study, we plan to initiate a Phase 2 study in focal epilepsy in the first half of 2024. For our most advanced product candidate under the Solidus™ platform, elsunersen (also known as PRAX-222), we completed dosing in the first cohort of the EMBRAVE study and announced preliminary data from the first dose cohort in October 2023.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $96.4 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $627.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
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
As of September 30, 2023, we had cash and cash equivalents of $101.1 million. We believe that our cash and cash equivalents as of September 30, 2023 will enable us to fund our operating expenses and capital expenditures into the first quarter of 2025. We have based this analysis on our current financial needs and ongoing research and development plans, which are limited to advancing product candidates through, but not beyond, their current clinical trials. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”
Financial Operations Overview
Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 7 to our condensed consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. We recognized $0.5 million and $1.9 million of collaboration revenue from the Collaboration Agreement during the three and nine months ended September 30, 2023, respectively.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cerebrum™	$5,832	$16,293	$23,857	$76,720
Solidus™	2,806	3,655	16,330	13,883
Personnel-related (including stock-based compensation)	6,840	8,714	21,744	30,590
Other indirect research and development expenses	1,782	1,777	6,447	5,518
Total research and development expenses	$17,260	$30,439	$68,378	$126,711
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three and nine months ended September 30, 2023 and 2022.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Collaboration revenue	$468	$—	$468
Operating expenses:
Research and development	17,260	30,439	(13,179)
General and administrative	8,724	13,851	(5,127)
Total operating expenses	25,984	44,290	(18,306)
Loss from operations	(25,516)	(44,290)	18,774
Other income:
Other income, net	884	345	539
Total other income	884	345	539
Net loss	$(24,632)	$(43,945)	$19,313
Collaboration Revenue

The $0.5 million increase in collaboration revenue is associated with the revenue recorded as research services are provided and costs are incurred under the Collaboration Agreement with UCB that was executed in December 2022.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended September 30,		Change
	2023	2022
Cerebrum™	$5,832	$16,293	$(10,461)
Solidus™	2,806	3,655	(849)
Personnel-related (including stock-based compensation)	6,840	8,714	(1,874)
Other indirect research and development expenses	1,782	1,777	5
Total research and development expenses	$17,260	$30,439	$(13,179)
The $13.2 million decrease in research and development expenses was primarily attributable to the following:
•$10.5 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦$4.2 million decrease in spend for our ulixacaltamide program, primarily due to prior year Phase 1 spending and decreased activity related to our Essential1 study, partially offset by costs related to Essential3 study start up activities;
◦$2.9 million decrease in clinical-related spend for our PRAX-114 program due to our strategic realignment in the second quarter of 2022;
◦$1.4 million decrease in spend for our PRAX-562 program, primarily related to prior year manufacturing spend and Phase 1 trial spend, partially offset by current quarter costs related to the EMBOLD Phase 2 clinical trial;
◦$1.4 million decrease in activities for our earlier stage assets; and
◦$0.6 million decrease in clinical-related spend for our PRAX-628 Phase 1 clinical trial.
•$0.8 million decrease in expense related to our Solidus™ platform, primarily related to prior year PRAX-222 toxicology spend and clinical study spend, partially offset by current quarter spend for our EMBRAVE Phase 2 clinical trial; and
•$1.9 million decrease in personnel-related costs due to decreased headcount.
General and Administrative Expense
The $5.1 million decrease in general and administrative expenses was primarily attributable to the following:
•$2.5 million decrease in personnel costs due to decreased headcount;
•$1.9 million decrease in consulting expenses and professional fees, and
•$0.7 million decrease in other general and administrative expenses.
Other Income
Other income for the three months ended September 30, 2023 was comprised of interest income on our cash and cash equivalents. Other income for the three months ended September 30, 2022 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022
Collaboration revenue	$1,932	$—	$1,932
Operating expenses:
Research and development	68,378	126,711	(58,333)
General and administrative	32,121	46,822	(14,701)
Total operating expenses	100,499	173,533	(73,034)
Loss from operations	(98,567)	(173,533)	74,966
Other income:
Other income, net	2,168	677	1,491
Total other income	2,168	677	1,491
Net loss	$(96,399)	$(172,856)	$76,457
Collaboration Revenue
The $1.9 million increase in collaboration revenue is associated with the revenue recorded as research services are provided and costs are incurred under the Collaboration Agreement with UCB that was executed in December 2022.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022
Cerebrum™	$23,857	$76,720	$(52,863)
Solidus™	16,330	13,883	2,447
Personnel-related (including stock-based compensation)	21,744	30,590	(8,846)
Other indirect research and development expenses	6,447	5,518	929
Total research and development expenses	$68,378	$126,711	$(58,333)
The $58.3 million decrease in research and development expenses was primarily attributable to the following:
•$52.9 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦$29.0 million decrease in clinical-related spend for our PRAX-114 program due to our strategic realignment in the second quarter of 2022;
◦$11.6 million decrease in spend for our PRAX-562 program primarily related to prior year manufacturing spend and Phase 1 trial spending, partially offset by costs for our EMBOLD Phase 2 clinical trial in 2023;
◦$9.1 million decrease in spend for our ulixacaltamide program, primarily due to prior year Phase 2a and Phase 1 trial spend, prior year manufacturing costs and decreased spend in the current year related to our Essential1 trial, partially offset by startup costs related to our Essential3 study;
◦$5.4 million decrease in activities for our earlier stage assets due to prioritization of our clinical-stage programs; and
◦$2.2 million increase in clinical-related spend for our PRAX-628 program driven by our Phase 1 clinical trial and our Phase 2 PPR clinical trial.
•$8.8 million decrease in personnel-related costs due to decreased headcount;

•$2.4 million increase in expense related to our Solidus™ platform, primarily driven by costs associated with the initiation of the PRAX-222 EMBRAVE study in 2023 and associated milestone payment earned by Ionis Pharmaceuticals, Inc., or Ionis, partially offset by manufacturing expenses incurred in the prior year and a $2.0 million license fee earned by Ionis in 2022; and
•$0.9 million increase in indirect expenses, none of which were individually significant.
General and Administrative Expense
The $14.7 million decrease in general and administrative expenses was primarily attributable to the following:
•$6.8 million decrease in professional fees and consulting expenses;
•$5.6 million decrease in personnel-related costs due to decreased headcount; and
•$2.3 million decrease in other general and administrative expenses.
Other Income
Other income for the nine months ended September 30, 2023 and 2022 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, follow-on public offerings and at-the-market offerings under our shelf registration statement. From inception through September 30, 2023, we have raised $613.6 million in aggregate cash proceeds from such transactions, net of issuance costs. As of September 30, 2023, we had cash and cash equivalents of $101.1 million.
In November 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acted as sales agent. We terminated the Sales Agreement in June 2023. During the nine months ended September 30, 2023, we issued and sold 14,291,937 shares under the sales agreement for aggregate net proceeds of $24.1 million. We issued and sold a total of 18,279,207 shares under the Sales Agreement for aggregate net proceeds of $40.7 million after deducting commissions and offering expenses payable by us.
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
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(87,275)	$(156,237)
Investing activities	39,000	74,295
Financing activities	87,745	5,078
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,470	$(76,864)
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
During the nine months ended September 30, 2023, net cash used in operating activities of $87.3 million was primarily due to our $96.4 million net loss and $11.0 million in changes in operating assets and liabilities primarily related to decreases in accrued expenses and accounts payable, partially offset by $20.1 million of non-cash charges primarily related to stock-based compensation.
During the nine months ended September 30, 2022, net cash used in operating activities of $156.2 million was primarily due to our $172.9 million net loss and $7.3 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses, partially offset by $23.9 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities of $39.0 million was primarily related to maturities of marketable securities.
During the nine months ended September 30, 2022, net cash provided by investing activities of $74.3 million was primarily related to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities of $87.7 million consisted primarily of net proceeds from at-the-market offerings and our June 2023 follow-on public offering.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
The risk factors set forth below update, and should be read in conjunction with, the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 7, 2023 and in the sections entitled "Risk Factors" of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 filed with the SEC on May 11, 2023 and August 9, 2023, respectively.
Risks Related to Preclinical and Clinical Development
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.
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
From time to time, we disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
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
Risks Related to our Reverse Stock Split
The reverse stock split may not increase the market price per share of our common stock meaningfully or at all, and any such increase may not be sustained or may be insufficient to generate increased investor interest, maintain liquidity for our stockholders, or maintain our market capitalization.
On November 6, 2023, our stockholders approved amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split to all of the outstanding shares of our common stock at a ratio ranging from any whole number between 1-for-5 and 1-for-25, or the reverse stock split, subject to our board of directors’

authority to elect, without further action on the part of our stockholders, whether to effect the reverse stock split and, if so, to determine the reverse stock split ratio from among the approved range. While we anticipate that the reverse stock split will result in an increase in the market price per share of our common stock, we cannot be assured that such increase will occur or, if it does, that such increase will result in any permanent or sustained increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions and our prospects for future success.
Even assuming an increase in the market price per share of our common stock occurs as a result of the reverse stock split, there is no guarantee that such increase will enhance the level of investment in our common stock by institutional investors or increase analyst and broker interest in our company. In addition, it is possible that the reverse stock split may adversely affect our stockholders’ liquidity by reducing the number of shares outstanding after the reverse stock split, particularly if the price of our common stock does not increase as a result of the reverse stock split, or if it does not increase in proportion to the reduction in the number of shares of our common stock outstanding immediately before the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock, thus reducing our stockholders’ liquidity.
Furthermore, should the per share market price of our common stock fail to increase in proportion to the reverse stock split ratio, or should the overall value of our common stock decline, after the reverse stock split, then the value of the shares of our common stock held by our stockholders will also decrease. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of our common stock will remain the same after the reverse stock split is effected.
Any of the foregoing would have an adverse effect on our common stock and could adversely affect our business.
The reverse stock split may not result in more normalized trading in our common stock or decrease the market volatility of our common stock and could result in increased trading costs for our stockholders.
Reverse stock splits can be viewed negatively by the market and it is difficult to predict how the market will respond to a reverse stock split of our common stock. Due to the smaller number of shares of our common stock that will be outstanding after the reverse stock split, trading in our common stock may decrease and, due to the decrease in trading volume, smaller trades in our common stock could result in increased volatility as compared to the trading volume and volatility of our common stock prior to the reverse stock split.
The reverse stock split will also increase the number of stockholders who own “odd lots” of less than 100 shares of our common stock. A purchase or sale of less than 100 shares (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our common stock following the reverse stock split may be required to pay higher transaction costs if they sell their shares of our common stock.
The authorized shares of common stock that will become available as a result of the reverse stock split may not be sufficient to fulfill our current and anticipated corporate purposes.
Because the reverse stock split will decrease the number of outstanding shares of our common stock by a ratio in the range of 1-for-5 to 1-for-25 but would not effect a decrease to the number of shares of common stock that we are authorized to issue, the reverse stock split will result in a relative increase in the number of unissued shares of our common stock. Such relative increase in the number of unissued shares of our common stock may not be sufficient to fulfill our current and anticipated corporate purposes, including financing activities, public or private offerings of common stock, issuance of options and other equity awards pursuant to our incentive plans, and strategic business development transactions. If the increase in the number of unissued shares of our common stock generated by the reverse stock split proves insufficient to fulfill our corporate purposes, we may need to delay corporate activities and incur additional expenses in order to obtain stockholder approval to increase our authorized shares of common stock, or we may have to abandon such activities entirely. Accordingly, we may be prevented from acting promptly, or at all, to fulfill our corporate purposes, which could adversely affect our business and prospects.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended September 30, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any repurchases of shares of common stock during the three months ended September 30, 2023.
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

PRAXIS PRECISION MEDICINES, INC.

Date:	November 7, 2023	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)