Form 10-K
period 2023-12-31
Praxis Precision Medicines, Inc.
filed 2024-03-05
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2023 as reported by the Nasdaq Global Select Market on such date was approximately $147.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 1, 2024, the registrant had 13,238,349 shares of common stock, $0.0001 par value per share, outstanding.

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

•The development and commercialization of drug products is subject to extensive regulation, and the regulatory approval processes of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.

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

•Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

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
Solidus™ (ASO platform)
We have built a platform, Solidus™, to discover and develop first- and best-in-class ASOs with high probability of advancement into the clinic. Solidus™ is enabled by our proprietary, computational workflow to discover ASOs with desired drug-like properties to optimize for up/down-regulation, avoidance of toxic motifs and optimization of binding affinity and specificity. Led by our clinical-stage product candidate, elsunersen (formerly known as PRAX-222), Solidus™ has also generated novel ASOs with preclinical proof of mechanism, including PRAX-080, for which we expect to nominate a development candidate for the treatment of PCDH19 in 2024, PRAX-090, and PRAX-100. The platform is uniquely positioned to continue discovering and advancing other new ASOs for novel genetic CNS targets.

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

3.Pursue efficient, rigorous clinical development paths to proof-of-concept in humans. Our development strategies are focused on defining efficient paths to demonstrate the safety and therapeutic activity of our programs in humans. We select indications that we believe will enable early and robust demonstration of desired effect in a relatively small patient sample and we focus on clinical endpoints that minimize inter-patient variability. Our global network of CROs and scientists affords us the flexibility to conduct research and development activities in diverse geographic locations to help accelerate development timelines and limit geographic risks. We have also solidified our know-how on running hybrid and decentralized clinical trials, increasing our ability to execute our programs with quality and speed, while being closer to patients needs.
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
CLINICAL STAGE PROGRAMS
We have advanced four product candidates to clinical stage, including three small molecules through the Cerebrum™ platform and one ASO through the Solidus™ platform:
Ulixacaltamide for Essential Tremor
Our most advanced program, ulixacaltamide, is a differentiated and highly selective small molecule inhibitor of T-type calcium channels currently in Phase 3 clinical development for the treatment of Essential Tremor, or ET. Additionally, we have an exclusive collaboration and license agreement with Tenacia Biotechnology (Shanghai) Company, Ltd., a China-based portfolio company of Bain Capital, to develop and commercialize ulixacaltamide for the treatment of ET in China, Hong Kong, Macau and Taiwan.
Ulixacaltamide Phase 3 Essential3 trial
Essential3 is a decentralized, Phase 3, multi-study, clinical trial evaluating the safety and efficacy of 60 mg of ulixacaltamide in ET. The study includes two separate and simultaneous Phase 3 pivotal studies, of which one is a 12-week parallel design and the other a 12-week randomized withdrawal design, with all participants undergoing one screening process and a long-term safety study, or LTSS. The study uses the modified Activities of Daily Living 11, or mADL11, as the primary endpoint. Enrollment for the Phase 3 trials is expected to be completed in the first half of 2024, with topline results expected in the second half of 2024 to support a potential New Drug Application, or NDA, submission in 2025.
Essential1 study
The Essential1 study was a multi-center, randomized, double-blind, placebo-controlled, dose-range finding Phase 2b clinical trial evaluating the efficacy, safety and tolerability of once-daily treatment of ulixacaltamide compared to placebo after 56 days in participants with moderate-to-severe ET. Topline results for the Phase 2b Essential1 study were announced in the first quarter of 2023. Results of the Essential1 study informed an end-of-Phase 2 meeting with the FDA and the design of the Phase 3 Essential3 program.
Essential Tremor
ET is the most common movement disorder with a prevalence of approximately 7 million patients in the United States alone, including more than two million diagnosed patients, one million of whom are actively treated for their ET. ET is characterized by involuntary rhythmic movements in the upper limbs that significantly disrupt ability to function and are progressive in nature. There is only one approved pharmacotherapy for ET, a beta blocker (propranolol), approved by the FDA for ET in 1986, that offers limited efficacy and poor tolerability and is contraindicated for comorbidities that affect a significant share of the ET population. Other CNS drugs are used off-label, though similarly are characterized by limited efficacy and poor tolerability. For these reasons, approximately 40% of patients who seek pharmacotherapy treatment discontinue within two years. As a last line therapy, a small subset of patients will opt for invasive procedures such as gamma knife and MRI guided focused ultrasound thalamotomy, where part of the thalamus involved in the cerebello-thalamo-cortical, or CTC, circuit is ablated, or deep brain stimulation, or DBS, where an electrode is implanted to deliver therapeutic electrical stimulation to the thalamus. While these procedures are generally effective, they are associated with significant side effects and risk. Therefore, many patients who are eligible elect not to have these procedures. In totality, there is significant unmet need for an effective and tolerable pharmacotherapy targeted for ET.
PRAX-628 for Focal Epilepsy
PRAX-628 is a next-generation, functionally selective small molecule targeting the hyperexcitable state of sodium-channels in the brain and is currently being developed as a once daily, oral treatment for adult focal onset epilepsy. Preclinical data demonstrates PRAX-628 is differentiated from standard of care, with the potential to be best-in-class for focal epilepsy. In vitro, PRAX-628 has demonstrated superior selectivity for disease-state NaV channel hyperexcitability. In vivo studies of PRAX-628 have demonstrated unprecedented potency in the maximal electroshock seizure, or MES, model, a highly predictive translational model for efficacy in focal epilepsy. Data from the PRAX-628 Phase 1 study demonstrated that PRAX-628 was well tolerated in healthy subjects at greater than 15 times the predicted human equivalent of the mouse MES,EC50. We intend to initiate a Phase 2b study of PRAX-628 in focal epilepsy in the second half of 2024.
PRAX-628 Phase 2a Photo-Paroxysmal Response study
We are conducting a Phase 2a Photo-Paroxysmal Response, or PPR, study to evaluate the efficacy and safety of PRAX-628 across two cohorts, dosed at 15 mg and 45 mg. PPR studies measure EEG signatures after intermittent photic stimulation and are widely used as a marker of anti-seizure efficacy and to aid in dose determination. We believe this approach has been validated with several approved and new therapies. A preliminary analysis of the 15 mg cohort completed in January 2024 showed that this cohort exceeded our expectations in terms of drug activity. Topline results, including data from the ongoing 45 mg cohort, are anticipated in the first quarter of 2024.
PRAX-628 Phase 1 first-in-human study
We initiated a Phase 1 healthy volunteer study of PRAX-628 in the fourth quarter of 2022 to evaluate the tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and food effect of PRAX-628 across single and multiple ascending dose cohorts. Topline results from the study were announced in the second quarter of 2023. This first clinical study of PRAX-628 was a randomized, double-blind, placebo-controlled single ascending dose, or SAD, and multiple ascending dose, or MAD, trial in healthy participants aged 18-55 years. Interim analysis from Part A (SAD, 5 to 45 mg) and Part B (MAD, 20 to 30 mg) demonstrated drug plasma exposure increases with both dose and time. The concentrations achieved exceeded the predicted efficacious level based on the mouse MES EC50 and were reached in all cohorts. In the SAD cohorts, average concentrations 2-4x the MES EC50 were maintained for 8 hours with a single dose of 15 mg. In the MAD cohorts, concentrations in excess of 15x the MES EC50 were achieved at Cmax with average Ctrough around 3-5x the MES EC50 at steady-state. PRAX-628 was well tolerated with no serious adverse events, or SAEs, observed at repeated doses up to 30 mg/day for 10 days. No adverse events, or AEs, or AEs of special interest led to study drug withdrawal, and no clinically significant findings on vital signs, electrocardiogram or neurological examination were observed. All AEs were mild, mostly transient (lasting minutes to hours), and resolved spontaneously, with the most common AEs being CNS-related.
Focal Epilepsy
Focal epilepsy is the most common type of epilepsy, accounting for approximately 60% of all cases. In the United States alone, it is estimated that focal epilepsy affects approximately two million people. Focal epilepsy is characterized by seizures that originate in one side or area of the brain and affects one side of the body. Focal epilepsy patients are treated with sodium channel targeting antiepileptic drugs, or AEDs, such as Tegretol (carbamazepine), Lamictal (lamotrigine), Xcopri (cenobamate) and many others. However, despite the plethora of marketed treatments, up to 30% of patients remain refractory to treatment.
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
PRAX-562 for rare, monogenic Developmental and Epileptic Encephalopathies

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
PRAX-562 Phase 2 EMBOLD study
In the first quarter of 2023, we initiated the PRAX-562 Phase 2 EMBOLD study for the treatment of pediatric patients with DEEs, with two cohorts in early-onset SCN2A-DEE and SCN8A-DEE patients. The EMBOLD study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the safety, tolerability, efficacy (motor seizure frequency) and PK of PRAX-562 in pediatric participants aged 2 to 18 years with DEEs, followed by an open-label extension. Approximately 20 participants will be enrolled initially in two distinct cohorts ([n≈10 for SCN2A-DEE and n≈10 for SCN8A-DEE]). Topline results for both cohorts are expected in mid-year 2024.
Rare, monogenic DEEs
Epilepsies are common neurological disorders characterized by brain excitation-inhibition, or E/I, imbalance. Hyperexcitability can lead to abnormal synchronization of neurons and neuronal circuits, which is the electrical basis of a seizure. Fundamentals of brain electrophysiology and mechanisms dictating seizure genesis are conserved across species and, consequently, animal models of seizures and epilepsy enable a clinically predictive and therefore efficient drug development path. A subset of epilepsies are rare, monogenic DEEs characterized by early onset (less than 2 years of age), frequent seizures, abnormal epileptiform EEG activity, developmental impairment and resistance to available AEDs. Furthermore, these DEEs are associated with a high mortality rate and comorbidities such as developmental delay in addition to behavioral disorders, movement disorders, pain and sensory dysfunction and sleep disruptions. The understanding of the etiology of DEEs has been revolutionized by recent whole-exome sequencing initiatives that revealed over 60 genetic causes of epilepsy.
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

It is estimated that there are approximately 2,000 patients in the United States with GoF changes in SCN2A leading to epileptic encephalopathy.
SCN8A-DEE
SCN8A-DEE is a rare DEE caused by a gain-of-function variant in the SCN8A gene. Similar to SCN2A-DEE, patients with SCN8A-DEE suffer from recurrent, typically drug-resistant seizures, which start as early as the first day of life. The seizures can be of multiple different types, up to dozens per day, with poor response to current treatment options. Patients with SCN8A-DEE have significant cognitive disabilities, ranging from moderate to severe, often have movement disorders, such as dystonia or ataxia, and have problems in other body systems such as the gastrointestinal or ocular systems. SCN8A-DEE patients also may experience autonomic features such as increases or decreases in heart rate, abnormal breathing and cyanosis. It is estimated that there are approximately 2,000 patients in the United States with SCN8A-DEE.
Elsunersen for SCN2A-DEE
Elsunersen is a clinical-stage ASO designed to down-regulate NaV1.2 expression, an effect that has demonstrated disease-modifying activity in animal models of SCN2A epileptic encephalopathy. In transgenic mice carrying a human SCN2A GoF mutation, we observed a significant, dose-dependent reduction in seizures and increased survival of mice treated with a mouse ASO that is designed to down-regulate SCN2A. The survival benefit from the ASO was maintained with repeat dosing. We also observed survival benefits following administration of a mouse ASO to a group of mice after onset of disease and around the time of onset of mortality. Elsunersen has received ODD and RPD from the FDA, and ODD and PRIority MEdicines, or PRIME, designation from the EMA for the treatment of SCN2A-DEE.
Elsunersen EMBRAVE study
In the second quarter of 2023, we initiated the EMBRAVE study for the treatment of pediatric patients with early-onset SCN2A-DEE, after the FDA allowed us to proceed under an Investigational New Drug, or IND, application for the initial dose cohort, or Part 1 of the study. Part 1 of the EMBRAVE study was a 21-week open label cohort, in which participants received elsunersen for up to 13 weeks, designed to determine the safety and tolerability of intrathecal delivery of elsunersen. Dosing for Part 1 of the EMBRAVE study was completed in the fourth quarter of 2023. No treatment related AEs or SAEs were observed. Additionally, patients observed a marked reduction in seizures and increase in seizure-free days. We are completing multiple global regulatory interactions in the first quarter of 2024 in anticipation of starting the pivotal phase of the program later this year.
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
Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, convenience, cost, effectiveness of promotional support and intellectual property protection of our products. Our competitors fall primarily into the following groups of treatment:
•T-type calcium channel inhibitor programs in development targeting ET, including that of Jazz Pharmaceuticals, as well as other programs in clinical development targeting other mechanisms of action such as GABA by Sage Therapeutics, and approved therapies, such as propranolol, and off-label therapies, such as primidone.
•Sodium channel blocker or similar ion channel-targeting programs in development for focal epilepsy, including those of SK-Pharma, Xenon Pharmaceuticals, and Biohaven Pharmaceuticals, as well as other programs in clinical development targeting other mechanisms of action including those from Longboard Pharmaceuticals, Marinus Pharmaceuticals and Stoke Therapeutics, and approved therapies including other existing ion channel blockers.

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
T-type Calcium channel blockers
We own twelve patent families directed to T-type Calcium channel blockers. One patent family discloses and claims compositions of matter of certain T-type calcium channel modulators, including ulixacaltamide. This patent family has issued in many major pharmaceutical markets and is pending in others and expires in 2029. A second patent family is directed to certain pharmaceutical formulations of ulixacaltamide and methods of use in treating disorders such as essential tremor. Two U.S. patents have issued in this patent family, and expire in 2040, and this family remains pending in multiple jurisdictions of potential commercial interest. A third family is directed to titration methods of using ulixacaltamide and expires in 2041. A fourth patent family is directed to certain analog compounds of ulixacaltamide and expires in 2040. A fifth patent family is directed to the adjunctive use of a beta blocker and/or certain anticonvulsants with ulixacaltamide and expires in 2043. A sixth patent family is directed to a dosage form of ulixacaltamide and expires in 2044. A seventh patent family is directed to salt forms of ulixacaltamide and expires in 2044. An eighth patent family is directed to crystalline forms of ulixacaltamide and expires in 2044. A ninth patent family is directed to methods of treatment using ulixacaltamide and expires in 2044.The remaining patent families are directed to other TTCC blockers of various core structures and methods of use in treating diseases such as movement disorders, which expire in 2039 and 2040.
Persistent sodium current blockers
We own fifteen patent families directed to persistent sodium current blockers, including a patent family that relates to PRAX-562 and PRAX-628, two additional patent families that relate to PRAX-562 program, and the remaining patent families related to other persistent sodium current blockers. One patent family discloses and claims certain persistent sodium current blockers, including PRAX-562 and PRAX-628, and methods of use in treating diseases such as epilepsy (including pediatric epilepsy), as well as migraine and pain. In this patent family, PRAX-562 is covered by a patent that has granted in the United States, and patent applications pending in other potentially commercially relevant jurisdictions, which expire in 2039. In this same patent family, PRAX-628 is covered by two granted U.S. patents that will expire in 2039. A second family discloses other persistent sodium current blockers and generically claims PRAX-562, as well as methods of treating diseases such as pediatric epilepsy. This patent family is pending in multiple jurisdictions and expires in 2037. A third family is directed to pharmaceutical formulations of PRAX-562, methods of use in treating diseases such as pediatric epilepsy, cephalgia, short-lasting unilateral neuralgiform headache attacks with conjunctival injection, or SUNCT, and tearing and short-lasting unilateral neuralgiform headache attacks with cranial autonomic symptoms, or SUNA, and methods of making PRAX-562, and expires in 2040. The remaining patent families are directed to other persistent sodium current blockers of various core structures and methods of use in treating diseases such as pediatric epilepsy, expiring between 2037 and 2043.
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
KCNT1 blockers
We own sixteen patent families directed to KCNT1 blockers. These patent families disclose and claim small molecule KCNT1 blockers and methods of use in treating diseases, such as epilepsy, including epilepsy having certain KCNT1 mutations, and expire between 2040 and 2043.
GABAA receptor positive allosteric modulators
We own five patent families directed to GABAA receptor positive allosteric modulators. One patent family discloses and claims salts and polymorphs of PRAX-114. Two patents are granted in the United States, which expire in 2039. A second patent family is directed to alternative salt forms of PRAX-114, and a U.S. patent has issued, which expires in 2042. Other patent applications cover processes for making related to PRAX-114 and methods of use in treating diseases (including the use of combination formulations), such as epilepsy, major depressive disorder, musculoskeletal conditions, motor disorder or essential tremor, which expire from 2042 to 2043.
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
Development milestones of $5.0 million for each product developed under the agreement are due upon the completion of the first clinical trial for each product, or the Development Milestone. Ionis will be entitled to receive an additional one-time milestone payment of $5.0 million, or the Additional Milestone, upon the earliest to occur of the following (each, a Payment Trigger): (i) the first acceptance of an NDA filing for a product by the regulatory authority in a major market, (ii) we have both (a) received, in the aggregate, $300.0 million in cash since September 11, 2019 and (b) initiated the first clinical study with respect to a product or (iii) the closing of a change of control event affecting Praxis. In addition, upon the occurrence of a Payment Trigger, Ionis is also entitled to certain interest payments equal to (i) 10% simple interest per annum calculated from the effective date of the agreement on the Additional Milestone, or the Initial Interest Amount, plus (ii) 10% simple interest per annum calculated from the date the Additional Milestone is paid on the initial Interest Amount, or the Second Interest Amount, until the earliest to occur of the following: (i) aggregate net sales of $100.0 million has been received, (ii) a change in control event affecting Praxis occurs or (iii) the Ionis Agreement has been terminated. Upon the occurrence of one of these three payment triggers, both the Initial Interest Amount and Second Interest Amount are due and payable to Ionis. In the second quarter of 2023, Ionis earned the Additional Milestone fee of $5.0 million, as well as the Initial Interest Amount of $1.9 million. The $6.9 million milestone fee was paid in July of 2023.
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
For clinical supply, we rely on CDMOs to manufacture drug substance and drug product in accordance with the FDA’s current Good Manufacturing Practices, or cGMP. We expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product and currently expect to continue to do so for commercial supplies of our product candidates, if approved. We use additional contract manufacturers to fill, label, package, store and distribute our investigational drug products and currently expect to continue to do so for commercial supplies of our product candidates, if approved. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredient and fill-and-finish services prior to submission of a NDA to the FDA for any product candidates that complete clinical development.
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
Preclinical studies
Before testing any product candidate in humans, the product candidate must undergo preclinical testing. Preclinical studies generally include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess potential toxicity, which support subsequent clinical testing. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Additionally, the FDA will review any data from clinical trials conducted outside the United States when determining whether to allow an IND to proceed in the United States. Specifically, the FDA’s acceptance of data from trials conducted outside of the United States and not under an IND is subject to certain conditions, including that the clinical trial must be conducted in accordance with GCPs, and the FDA must be able to validate the data from the study through an on-site inspection, if necessary. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.
Clinical trials
Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of clinical trials and nonclinical studies, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators if serious and unexpected suspected adverse events occur, findings from other studies of the same or similar drug or from animal or in vitro testing suggest a significant risk, or there is an increased incidence of a serious suspected adverse reaction compared to that in the protocol or investigator brochure.
Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study, and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Similarly, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. An IRB can also suspend or terminate approval of a clinical trial at its institution for a variety of reasons, including if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
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
Human clinical trials are typically conducted in three phases, which may overlap or be combined. In Phase 1, the product candidate is introduced into healthy human subjects or patients with the target disease or condition to test for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early evaluation of effectiveness. In Phase 2, the product candidate is administered to a limited patient population with a specified disease or condition to evaluate possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for the specified disease or condition, and to determine dosage tolerance and optimal dosage. In Phase 3, the product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to provide substantial evidence of the efficacy and safety of the product candidate, to establish the overall risk-benefit profile of the product candidate, and to provide adequate information for the labeling of the product candidate.
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
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be withdrawn and resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once an application is accepted for filing, the FDA has a goal of ten months from the date of “filing” to complete a standard review of an NDA for a drug that is a new molecular entity, and six months from the filing date to complete a priority review. The FDA does not always meet its goal dates, and the review process can be extended for a three-month period by the FDA to review information deemed a "major amendment" to the application. This FDA review process typically takes 10 months from the date the NDA is accepted for filing by the FDA (for a standard review) or six months from the filing date (for a priority review). Once the submission is accepted for filing, the FDA begins an in-depth substantive review.
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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and any inspection reports regarding the manufacturing facilities, sponsor, and clinical trial sites, the FDA may issue either an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the drug with specific prescribing information and for specific indications. A CRL will describe all of the deficiencies in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. If a CRL is issued, the applicant may choose to either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Orphan drug designation and exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A sponsor must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same disease or condition for seven years. If a drug or drug product designated as an orphan product ultimately receives marketing approval for a disease or condition broader than what was designated in its orphan product application, it may not be entitled exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same disease or condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or to provide a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan product designation, however, does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
Accelerated approval pathway
A drug product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and provides a meaningful therapeutic benefit over existing treatments. Such product candidates can be approved upon a determination that the product candidate has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and may require that such confirmatory trials be underway prior to granting accelerated approval. The FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or the sponsor fails to conduct such confirmatory trials in a timely manner or in accordance with applicable regulations. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. In addition, all promotional materials for products approved under the accelerated approval program are subject to prior review by the FDA.

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
The FDCA also provides three years of non-patent exclusivity when an NDA, or a supplement to an existing NDA, includes new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant that are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or follow-on 505(b)(2) NDAs if the protected clinical data are not referenced. Five-year and three-year exclusivity will not delay the submission or approval of a stand-alone NDA submitted under section 505(b)(1) of the FDCA. However, an applicant submitting a stand-alone NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness, if applicable.
Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods or patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The FDA's issuance of a written request does not obligate the sponsor to complete the requested pediatric studies.
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
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare and Medicaid Services may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started to take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medical products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on good clinical practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
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
While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
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
Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the United States. In March 2016, the European Medicines Agency, or EMA, launched the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the Committee for Medicinal Products for Human Use is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Regulation of drug products and healthcare laws and regulations outside of the United States
Our product candidates may be subject in the future to laws and regulations related to drug products and health care imposed by jurisdictions outside of the United States, including the EU which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. Outside of the United States, the provision of health care, including the pricing of pharmaceutical products, is subject to governmental control in many countries, and efforts to control prices and costs, including legislative action, will likely continue as countries attempt to manage healthcare expenditures.
Data privacy and security laws
Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply now or in the future to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018, or CCPA, the California Privacy Rights Act of 2020, or CPRA, and the General Data Protection Regulation, or GDPR, and the U.K. GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.
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
HUMAN CAPITAL
At Praxis, we are passionate about our mission to translate genetic insights into the development of therapies for CNS disorders characterized by neuronal imbalance. Our culture is designed to attract, develop and retain a talent-dense team that works tirelessly to deliver treatments to positively change the lives of patients with CNS disorders.
It is the strength of our culture and our work environment that allow us to attract top talent to Praxis. As of March 1, 2024, we have 82 employees and plan to grow as we continue to realize the potential of our pipeline.

We are dedicated to developing our culture and our employees through our company core values – Trust, Ownership, Curiosity and Results.
We Trust each other’s judgement, which is why we do not have excessively prescriptive policies. We value transparency among team members that leads to direct, clear, and timely feedback so we can all improve together. We commit to be one another’s checks and balances. We respect all opinions and encourage diversity. Discrimination is never tolerated. Because we trust employees to have good judgment, freedom is built into our ways of working.
We have adopted working methodologies that embrace a virtual and collaborative work environment while emphasizing Ownership for actions and outcomes. We are a culture where employees have real accountability as we all work towards furthering achievement of ambitious goals.
Curiosity fuels innovation, and we continually challenge ourselves to better help our patients. Learning is a passion. We set aside one day a month known as “Curiosity Day,” in which employees are guided to step away from their day-to-day work, meetings and calls to focus on being curious. This could mean catching up on professional articles or journals, diving deeper into a rare disease we do not currently support, exploring an area outside our comfort zone, perfecting a new skill, or taking some time to enjoy the outdoors. These opportunities to be curious have a positive impact, and enabling our employees to bring fresh insights and learnings to the organization.
As we pursue ambitious objectives to achieve Results, we challenge ourselves daily. By exemplifying our values of trust, ownership and curiosity, employees are positioned to propel us forward to deliver lasting results for the communities we serve. At the end of the day, the magic we witness when employees put their minds together is what we are most proud of as a company.
In identifying our employer value proposition, we have highlighted the following aspects of working at Praxis:
•Building. Our approach to build and progress a robust clinical pipeline provides a platform for exploration and innovation. At Praxis, we are all involved in building the company together, and as a flat and agile organization, each employee has an impact. With our company values of Trust, Ownership, Curiosity and Results as the foundation of our efforts, we are challenged to question each other and our own assumptions to deliver treatments for patients and caregivers.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $123.3 million and $214.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $653.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of and seek regulatory approvals for our product candidates in our initial and potential additional indications as well as for other product candidates.
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
We believe that our current cash and cash equivalents, which includes proceeds from our January 2024 public offering and at-the-market offerings, will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2026. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
•obtaining regulatory approvals for product candidates for which we successfully complete clinical development and clinical trials, if any;
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
•launching and successfully commercializing product candidates for which we obtain regulatory approval, if any, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing and distribution infrastructure;

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
Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. We are currently evaluating (i) ulixacaltamide for the treatment of essential tremor, or ET, (ii) PRAX-628 for the treatment of focal epilepsy, (iii) PRAX-562 for the treatment of SCN2A development and epileptic encephalopathy, or SCN2A-DEE, and SCN8A development and epileptic encephalopathy, or SCN8A-DEE; and (iv) elsunersen for the treatment of SCN2A-DEE. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe we will be able to efficiently generate proof-of-concept data. If any of our product candidates is approved, we then intend to expand to clinical testing and potentially seek regulatory approvals in other neurological disease indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to gain regulatory approval in another indication or expand to other indications.
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

The development and commercialization of drug products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.
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
•timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with the Good Laboratory Practice requirements and other applicable regulations of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities;
•delays in obtaining approval from independent Institutional Review Boards, or IRBs, or ethics committees at the clinical sites we intend to utilize in our clinical trials;
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
•delays caused by operational issues at clinical sites or the use of a decentralized clinical trial model;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties or us to adhere to clinical trial protocols;

•failure to perform in accordance with the FDA’s or any other regulatory authority’s Good Clinical Practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
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
In addition, we plan to conduct clinical trials of certain of our product candidates, including ulixacaltamide, utilizing novel primary endpoints for which the FDA and other regulatory authorities may have limited experience in interpreting and reviewing. Although we have sought consensus with FDA and other regulatory authorities in connection with the design and implementation of our clinical studies, utilizing novel trial endpoints may increase the risk that the FDA and other regulatory authorities will consider the results from such trials, even if successful, insufficient to establish the safety or efficacy of our product candidates, which could require us to conduct additional studies beyond those we currently contemplate for our product candidates.
Further, conducting clinical trials in foreign countries, such as the European Union, or EU, for our product candidates presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
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
In addition to side effects caused by our product candidates, the administration process or related procedures of our product candidates could cause adverse side effects, such as the intrathecal or intravitreal administration process or related procedures for antisense oligonucleotide drugs, or ASOs. If any such adverse events occur, our clinical trials could be suspended or terminated. Even if we can demonstrate that adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial. Additionally, other ASOs in clinical development utilizing intrathecal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of our product candidates.
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
•the size and nature of the patient population;
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
The acceptance of study data from preclinical studies and clinical trials conducted outside the United States may be subject to certain conditions for acceptance. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, regardless of whether the trials were subject to an IND, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not review the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-United States clinical trial was inadequate, which could require us to conduct additional clinical trials. Many foreign regulatory bodies, such as the EMA, have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We obtained orphan drug designation for PRAX-562 and elsunersen and may plan to seek orphan drug designation for additional product candidates, but we may be unable to obtain or maintain such a designation or the benefits associated with orphan drug status, including marketing exclusivity, which may cause our revenue, if any, to be reduced.
In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested and granted by the FDA before a new NDA is submitted. After the FDA grants orphan drug designation, it will disclose publicly the generic identity of the drug and its potential orphan use. In the EU, the European Commission grants orphan designation on the basis of the EMA’s Committee for Orphan Medicinal Products opinion. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment, of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in the EU, but such exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.
The FDA granted orphan drug designation to PRAX-562 for the treatment of SCN2A-DEE and SCN8A-DEE, respectively, and to elsunersen for the treatment of SCN2A-DEE. We also obtained orphan designation in the EU for PRAX-562 for the treatment of SCN2A-DEE and SCN8A-DEE, and for elsunersen for the treatment of SCN2A-DEE. We may seek orphan drug designation for other current and future product candidates.
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
We received rare pediatric disease designation for PRAX-562 and elsunersen. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.
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
We received rare pediatric disease designation for PRAX-562 for the treatment of SCN2A-DEE and SCN8A-DEE, and for elsunersen for the treatment of SCN2A-DEE. Designation of a drug product as a product for a rare pediatric disease does not guarantee that a NDA for such drug product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a NDA for any such product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.
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
We received PRIME designation by the EMA for elsunersen and we may seek PRIME or other designations, schemes or tools in the EU for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.
The PRIority Medicines, or PRIME, scheme was launched by the EMA in 2016. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.
In November 2023, elsunersen was granted PRIME designation by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, for the treatment of SCN2A-DEE. Acknowledging that elsunersen targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. The PRIME designation does not, however, guarantee that the regulatory review process in the EU will be shorter or less demanding. Neither does the PRIME designation guarantee that the European Commission will grant a marketing authorization for elsunersen.
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
Specifically, we face competition with T-type calcium channel inhibitor programs in development targeting ET, including that of Jazz Pharmaceuticals, as well as other programs in clinical development targeting other mechanisms of action, such as GABA by Sage Therapeutics, and approved therapies, such as propranolol, and off-label therapies, such as primidone; and sodium channel blocker or similar programs in development for focal epilepsy and DEEs, including those of SK-Pharma, Xenon Pharmaceuticals, and Biohaven Pharmaceuticals , as well as other programs in clinical development targeting other mechanisms of action including those from Longboard Pharmaceuticals, Marinus Pharmaceuticals and Stoke Therapeutics, and approved therapies including other existing ion channel blockers.
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

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, member states can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between member states are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of reimbursed medicines is negotiated with the Economic Committee for Health Products, or CEPS. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.
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
•HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it;

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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perceptions of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
In Europe, the GDPR took effect in May 2018. The GDPR imposes stringent requirements on entities that process personal data of individuals in the European Economic Area, or EEA. These requirements include, for example, establishing a legal basis for processing, providing notice to data subjects about how personal data is collected and processed, developing procedures to vindicate expanded data subject rights, implementing appropriate technical and organizational measures to safeguard personal data, introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, imposing limitations on retention of personal data, maintaining a record of data processing and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. In addition, the GDPR establishes obligations for entities that process “special categories” of personal data, such as health data. Nearly all clinical trials involve the processing of these “special categories” of personal data, and processing of personal data collected during the course of clinical trials is therefore subject to heightened protections under the GDPR. Violations of the GDPR can lead to potential fines of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease / change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses, or SCCs — a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism — alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. The existing legal complexity and uncertainty regarding international personal data transfers may continue, and in particular, the DPF Adequacy Decision could be challenged and international transfers to the United States and to other jurisdictions more generally could continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, since January 2021, we may also be subject to the UK GDPR, which, together with the UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, meaning the potential of parallel fines of up to the greater of £17.5 million or 4% of a non-compliant undertaking's global annual revenue for the preceding financial year. On October 12, 2023, the UK Extension to the DPF came into effect (as approve by the UK government) as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the UK and the EU in relation to certain aspects of data protection law remains uncertain, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term.
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
Various states, such as California and Massachusetts, have also implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, or the CMIA, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to imposing fines and penalties, some of these state laws afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for significant penalties and permit injured parties to sue for damages. In addition to the CMIA, California also enacted the CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the CPRA, which generally went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price. Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started to take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 12, 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition and results of operations.

Following Brexit, and since January 1, 2021, the United Kingdom, or UK, has operated under a separate regulatory regime to the EU. EU laws regarding medicinal products only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland, or the Protocol). However, on February 27, 2023, the UK government and the European Commission reached a political agreement in the “Windsor Framework” to address discrepancies in the Protocol’s operation. This new framework fundamentally changes the existing system under the Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.
The EU laws that have been transposed into UK law through secondary legislation remain applicable as “retained EU law;” however, EU laws that have taken effect since Brexit do not apply in Great Britain (England, Scotland and Wales). A Trade and Cooperation Agreement, or TCA, was agreed to between the UK and EU to facilitate continuing free trade between the parties, and includes specific provisions concerning medicinal products, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. The UK government has passed the Medicines and Medical Devices Act 2021, which introduced delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicines and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps. There is a possibility that over time, national laws will be amended and that consequently the regulatory framework in Great Britain will diverge from that of the EU. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Since a significant proportion of the regulatory framework in the UK applicable to our business and our drug candidates is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our drug candidates in the UK or the EU.
Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is currently covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market medicinal products in Great Britain. As of January 1, 2021, the Medicines and Healthcare Products regulatory Agency, or MHRA, is the UK's standalone medicines and medical devices regulator. It is currently unclear whether the MHRA is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us and our collaborators or delay us and our collaborators from commercializing our drug candidates in the UK and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability.
The uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
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
Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK.

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
The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or obtain, maintain and/or enforce patents or trademarks that may issue or be registered based on our applications, at a reasonable cost or in a timely manner. In addition, our pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part, or may not effectively prevent others from commercializing competitive technologies and products. Changes in either patent laws or interpretation of patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Further, we may not pursue, obtain, or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.
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
We also may be subject to, or threatened with, other third-party claims relating to alleged infringement of intellectual property or other proprietary rights, including breach of nondisclosure, nonuse, noncompetition and non-solicitation provisions, intellectual property assignment and ownership, and misuse or misappropriation of intellectual property, trade secrets and other confidential information, among others. If a court of competent jurisdiction finds us liable for any such claims, we may be prohibited from using certain intellectual property, trade secrets and confidential information, effectively blocking our ability to seek patent protection for our inventions and slowing or halting the progress of our clinical development and commercialization efforts.
If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
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
We collaborate with various institutions, universities, medical centers, physicians and researchers in scientific matters and expect to continue to enter into additional collaboration agreements. In certain cases, we do not have written agreements with these collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with materials that we use to conduct our research activities and develop our product candidates. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, in cases where written agreements either do or do not exist, we may be limited in our ability to capitalize on the market potential of these inventions or developments.
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
As is common in the biotechnology and biopharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A court could also prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.
Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and efficiently, and these rights may be held by others. We may develop products containing our compounds and pre-existing biopharmaceutical compounds. We may be unable to acquire or in-license any compounds, compositions, formulations, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compounds, compositions formulations, methods of use or processes covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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
We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.
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
Likewise, our current licensed or owned patents are expected to expire between 2029 and 2043, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. Our current licensed or owned pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2029 through 2043, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications not already granted or that a court will uphold any patents already issued.
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
Further, on June 1, 2023, the European Union Patent Package, or the EU Patent Package, regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC , but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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
The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. We may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks that may be costly and time-consuming, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and tradenames.
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
We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, our IT systems and those of such third parties, are increasingly vulnerable to attack, damage and interruption from natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, malicious code, malware, viruses (e.g., ransomware), spamming, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors or other deliberate attacks and attempts to gain unauthorized access to IT systems and networks, as such attacks have increased in frequency and sophistication. Attacks upon IT systems are also increasing in their levels of persistence and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations and drug development programs. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or successful in preventing cyberattacks or other IT disruptions, or in mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Further, the costs associated with the investigation, remediation and potential notification of a breach to counterparties and data subjects could be material. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
Risks Related to Tax Laws
Legislation or other changes in tax law could adversely affect our business and financial condition.
The legislation, regulations and rules regarding U.S. federal, state and local and non-U.S.taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department and by state and local and non-U.S. tax agencies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.
It cannot be predicted whether, when, in what form or with what effective dates changes in tax laws, regulations or rules promulgated or issued under existing or new tax laws may take place. Any such changes could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. If any such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business or holders of our common stock.
Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
Our ability to use our U.S. federal and state net operating losses and tax credits is dependent upon our generation of future taxable income and income tax liabilities. We cannot predict with certainty when, or whether, we will generate sufficient taxable income or income tax liabilities to use any or all of our net operating losses or tax credits.
Our unused U.S. federal net operating losses generated in tax years beginning before January 1, 2018, and unused state net operating losses subject to expiration, will carry forward to offset future taxable income, if any, until such unused net operating losses expire. Our unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, although, for taxable years beginning after December 31, 2020, U.S. federal net operating losses may only be used to offset 80% of our taxable income in such taxable year. As a result, we may be required to pay U.S. federal income taxes in future years even if we generated net losses for U.S. federal income tax purposes in prior years. Although our U.S. federal and state tax credits generally will carry forward and be available to offset future income tax liabilities, certain of such tax credits may be subject to expiration. Accordingly, our U.S. federal and state net operating losses and tax credits subject to expiration could expire unused.
In addition, both our current and future U.S. federal net operating losses and U.S. federal tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders or groups of stockholders over a rolling three-year period. We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception, and our existing U.S. federal net operating losses and U.S. federal tax credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our net operating losses and tax credits may be similarly limited under state law.
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

As of December 31, 2023, we have outstanding pre-funded warrants to purchase 470,000 shares of common stock at an exercise price of $0.0001 per share, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which could result in substantial dilution to then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
Based on shares outstanding as of December 31, 2023, our executive officers, directors and their affiliates and our principal stockholders beneficially hold, in the aggregate, approximately 38.2% of our outstanding voting stock. These stockholders, acting together, would be able to exert significant influence over all matters requiring stockholder approval. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. This concentration of ownership control may adversely affect the market price of our common stock by:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk-management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, also integrating security best practices typically used to support the Health Insurance Portability and Accountability Act, or HIPAA, and General Data Protection Regulation, or GDPR, implementations. We use the NIST CSF and such security best practices as a guide to help us monitor, identify, assess and manage cybersecurity risks relevant to our business; however, this does not imply that we meet any particular technical standards, specifications or compliance requirements.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise-IT environment;
•adoption of various cybersecurity software, including but not limited to cloud-based malware, ransomware and antivirus software, phishing monitoring and artificial intelligence-based anomaly detection;
•a security team principally responsible for managing (1) our cybersecurity risk-assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•security audits and a third-party risk assessment process for key service providers, suppliers and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Data Privacy and Cybersecurity—Cyberattacks or other failures in our telecommunications or information technology, or IT, systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.”
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other IT risks as well as management’s implementation of our cybersecurity risk management program. The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
We have an internal cybersecurity team, led by our Chief Financial Officer, who is responsible for (i) managing our overall cybersecurity risk-management program; (ii) assessing and managing our risks from cybersecurity threats; and (iii) overseeing retained cybersecurity consultants and providers for additional external expertise. This internal team's experience includes over 30 years in cybersecurity implementation, testing and management.
We have an Executive Compliance Committee consisting of executive officers and members from senior management across the regulatory, quality, legal, finance and people operations functions that supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which includes updates from our internal cybersecurity team, as relevant; review of any threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
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
Holders of Our Common Stock
As of March 1, 2024, there were approximately four holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the three months ended December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of common stock made during the three months ended December 31, 2023.
Item 6. [Reserved]
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
Overview
As noted in our Company Overview in Part I of this report, we are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (formerly known as PRAX-944), we expect to announce topline results from the Phase 3 Essential3 clinical trial in essential tremor, or ET, in the second half of 2024. Within our PRAX-628 program, we initiated a Phase 2a Photo-Paroxysmal Response, or PPR, study of PRAX-628 in the second quarter of 2023 and expect to report topline results in the first quarter of 2024. We also plan to initiate a Phase 2b study of PRAX-628 in focal epilepsy in the second half of 2024. Our PRAX-562 Phase 2 EMBOLD study was initiated in the first quarter of 2023, with initial cohorts in SCN2A-DEE and SCN8A-DEE, and we expect to announce topline results for both cohorts in mid-2024. For our most advanced product candidate under the Solidus™ platform, PRAX-222, we initiated the EMBRAVE study in the second quarter of 2023, which was completed in the fourth quarter of 2023. For further details on our business, refer to the Business section of Part I of this report.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including net losses of $123.3 million and $214.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $653.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our lead product candidate, ulixacaltamide, through the Phase 3 Essential3 clinical trial program for ET;
•advance our PRAX-562 product candidate in the EMBOLD clinical trial;
•advance our PRAX-222 product candidate in the EMBRAVE clinical trial;
•advance our PRAX-628 product candidate in the Phase 2a PPR clinical trial and begin the Phase 2 focal epilepsy clinical trial;
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
In November 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acted as sales agent. The 2021 Sales Agreement was terminated in June 2023. During the year ended December 31, 2023, we issued and sold an aggregate of 952,794 shares under the 2021 Sales Agreement for aggregate net proceeds of $24.1 million, after deducting commissions and offering expenses payable by us. During the year ended December 31, 2022, we issued and sold an aggregate of 239,684 shares under the 2021 Sales Agreement for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses payable by us.
In June 2023, we completed a public offering of: (i) an aggregate of 4,296,646 shares of common stock at a public offering price of $14.25 per share, including the underwriters' full exercise of their option to purchase 619,979 additional shares of common stock, and (ii) pre-funded warrants to purchase 470,000 shares of common stock at a public offering price of $14.2485 per share. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0015 per share exercise price for each underlying share. Total net proceeds generated from the offering were approximately $63.4 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
In December 2023, we entered into an Open Market Sale Agreement, or the 2023 Sales Agreement, with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the year ended December 31, 2023, we issued and sold an aggregate of 212,453 shares under the 2023 Sales Agreement for aggregate net proceeds of $4.0 million, after deducting commissions and offering expenses payable by us. In January 2024, we issued and sold 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million, after deducting commissions and offering expenses payable by us.
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.7 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
As of December 31, 2023, we had cash and cash equivalents of $81.3 million. We expect that our current cash and cash equivalents, which includes proceeds from our January 2024 public offering and at-the-market offerings, will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2026. The analysis included consideration of our current financial needs and ongoing research and development plans. We have based this estimate on assumptions that may provide to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
Reverse Stock Split
On November 28, 2023, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of our common stock, or the Reverse Stock Split. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on November 28, 2023, or the Effective Time.
As a result of the Reverse Stock Split, every 15 shares of our issued and outstanding common stock were automatically reclassified into one validly issued, fully-paid and non-assessable share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders thereof. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.
No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing price per share of the common stock (as adjusted for the Reverse Stock Split) on the Nasdaq Global Select Market on November 28, 2023, the last trading day immediately preceding the Effective Time.
Restructuring
In June 2022, we began a strategic realignment across our Cerebrum™ and Solidus™ platforms, which resulted in a reduction of our workforce.
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
Financial Operations Overview

Revenue
We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 9 to our audited consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. We recognized $2.4 million of collaboration revenue from the Collaboration Agreement during the year ended December 31, 2023 and did not recognize any revenue from the Collaboration Agreement during the year ended December 31, 2022.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Year Ended December 31,
	2023	2022
Cerebrum™	$31,290	$92,708
Solidus™	18,449	17,500
Personnel-related (including stock-based compensation)	29,103	37,392
Other indirect research and development expenses	7,924	7,440
Total research and development expenses	$86,766	$155,040
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. As of December 31, 2023 and 2022, we had U.S. federal and state net operating loss carryforwards which may be available to offset future taxable income and which begin to expire in 2035. As of December 31, 2023 and 2022, we also had federal and state research and development tax credit carryforwards which may be available to offset future income tax liabilities and which begin to expire in 2031.
Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the years ended December 31, 2023 and 2022.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Year Ended December 31,		Change
	2023	2022
Collaboration revenue	$2,447	$—	$2,447
Operating expenses:
Research and development	86,766	155,040	(68,274)
General and administrative	42,054	59,946	(17,892)
Total operating expenses	128,820	214,986	(86,166)
Loss from operations	(126,373)	(214,986)	88,613
Other income:
Other income, net	3,096	957	2,139
Total other income	3,096	957	2,139
Net loss	$(123,277)	$(214,029)	$90,752
Collaboration Revenue
The $2.4 million increase in collaboration revenue is associated with the revenue recorded as research services provided and costs incurred under the Collaboration Agreement with UCB that was executed in December 2022.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Year Ended December 31,		Change
	2023	2022
Cerebrum™	$31,290	$92,708	$(61,418)
Solidus™	18,449	17,500	949
Personnel-related (including stock-based compensation)	29,103	37,392	(8,289)
Other indirect research and development expenses	7,924	7,440	484
Total research and development expenses	$86,766	$155,040	$(68,274)
The $68.3 million decrease in research and development expenses was primarily attributable to the following:
•$61.4 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦$29.9 million decrease in clinical-related spend for our PRAX-114 program due to our strategic realignment in the second quarter of 2022;
◦$15.5 million decrease in spend for our PRAX-562 program primarily related to the prior year manufacturing spend and Phase 1 trial spending, partially offset by costs related to our EMBOLD Phase 2 clinical trial in 2023;
◦$11.3 million decrease in spend for our ulixacaltamide program, primarily due to prior year Phase 2a and Phase 1 trial spend, prior year manufacturing costs, and decreased spend in the current year related to our Essential1 study, partially offset by costs related to our Essential3 study, which we initiated in the fourth quarter of 2023;
◦$6.7 million decrease in activities for our earlier stage assets due to prioritization of our clinical-stage programs; and
◦$2.0 million increase in clinical-related spend for our PRAX-628 program driven by our Phase 1 clinical trial and our Phase 2 PPR clinical trial.
•$8.3 million decrease in personnel-related costs due to decreased headcount;
•$0.9 million increase in expense related to our Solidus™ platform for our PRAX-222 EMBRAVE study; and

•$0.5 million increase in indirect expenses, none of which were individually significant.
General and Administrative Expense
The $17.9 million decrease in general and administrative expenses was primarily attributable to the following:
•$7.6 million decrease in professional fees and consulting expenses;
•$7.4 million decrease in personnel-related costs due to decreased headcount; and
•$2.9 million decrease in other general and administrative expenses.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, follow-on public offerings and at-the-market offerings under our shelf registration statement. From inception through December 31, 2023, we have raised $617.5 million in aggregate cash proceeds from such transactions, net of issuance costs. As of December 31, 2023, we had cash and cash equivalents of $81.3 million.
In November 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acted as sales agent. The 2021 Sales Agreement was terminated in June 2023. During the year ended December 31, 2023, we issued and sold an aggregate of 952,794 shares under the 2021 Sales Agreement for aggregate net proceeds of $24.1 million, after deducting commissions and offering expenses payable by us. During the year ended December 31, 2022, we issued and sold an aggregate of 239,684 shares under the 2021 Sales Agreement for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses payable by us.
On June 21, 2023, we completed a public offering of: (i) an aggregate of 4,296,646 shares of common stock at a public offering price of $14.25 per share, including the underwriters' full exercise of their option to purchase 619,979 additional shares of common stock, and (ii) pre-funded warrants to purchase 470,000 shares of common stock at a public offering price of $14.2485 per share. The purchase prices per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0015 per share exercise price for each underlying share. Total net proceeds generated from the offering were approximately $63.4 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
In December 2023, we entered into an Open Market Sale Agreement, or the 2023 Sales Agreement, with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the year ended December 31, 2023, we issued and sold an aggregate of 212,453 shares under the 2023 Sales Agreement for aggregate net proceeds of $4.0 million, after deducting commissions and offering expenses payable by us. In January 2024, we issued and sold 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million, after deducting commissions and offering expenses payable by us.
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.5 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.7 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(111,136)	$(185,043)
Investing activities	38,950	96,889
Financing activities	91,871	10,465
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,685	$(77,689)
Operating Activities
Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we have invested in developing our portfolio, drug discovery efforts and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in operating assets and liabilities.
During the year ended December 31, 2023, net cash used in operating activities of $111.1 million was primarily due to our $123.3 million net loss and $14.0 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses and accounts payable, partially offset by $26.2 million of non-cash charges primarily related to stock-based compensation.
During the year ended December 31, 2022, net cash used in operating activities of $185.0 million was primarily due to our $214.0 million net loss and $1.8 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses, partially offset by $30.8 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities of $39.0 million primarily related to maturities of marketable securities.
During the year ended December 31, 2022, net cash provided by investing activities of $96.9 million primarily related to maturities of marketable securities, partially offset by purchases of marketable securities.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities of $91.9 million consisted primarily of net proceeds from our June 2023 follow-on public offering of $63.4 million and from at-the-market offerings of $28.2 million.
During the year ended December 31, 2022, net cash provided by financing activities of $10.5 million consisted primarily of net proceeds from at-the-market offerings of $9.6 million and $1.4 million in proceeds from purchases of common stock under our employee stock purchase plan and from the exercise of stock options.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our current cash and cash equivalents, which includes proceeds from our January 2024 public offering and at-the-market offerings, will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2026. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
We sublease building space in Boston, Massachusetts. Our sublease will expire on January 31, 2026. As of December 31, 2023, our operating lease commitments for the remainder of the lease term were $2.7 million.
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
Under our collaboration agreement with Ionis Pharmaceuticals, Inc., or Ionis,, we reimbursed Ionis for identifying a development candidate and conducting an investigational new drug application, or IND, enabling toxicology study, as well as out of pocket costs incurred by Ionis related to research activities. Ionis granted us an exclusive option to obtain the rights and license to further develop and commercialize the development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the IND-enabling toxicology study. We exercised this exclusive option in January 2022 and paid a $2.0 million license fee. In July 2023, upon initiation of the PRAX-222 EMBRAVE study in the second quarter of 2023, we paid a milestone payment of $6.9 million to Ionis. Ionis may be entitled to additional development milestone payments, additional milestone payments, and sales royalties or sublicense fees. We may be required to make additional payments to Ionis including development milestone payments, additional milestone payments and sales royalties or sublicense fees. Either party may terminate the collaboration agreement upon material breach or insolvency of the other party. Ionis may terminate if we fail to achieve a performance milestone. See “Business—License Agreements—Ionis Collaboration Agreement.”
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
Reserved.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Praxis Precision Medicines, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Cerebrum Platform Accrued and Prepaid Research and Development Costs

Description of the Matter
The Company’s accrued costs for research and development expenses totaled $3.0 million at December 31, 2023, including accruals related to the Company’s Cerebrum Platform research and development costs. In addition, the Company’s prepaid expenses and other current assets were $3.6 million which included amounts that were paid in advance of services incurred pursuant to the Cerebrum Platform research and development costs. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period for the Company’s Cerebrum Platform research and development costs. The Company is required to estimate such accruals and prepaids using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within accrued expenses or prepaid expenses and other current assets.
Auditing the Company’s accrued and prepaid research and development costs for the Cerebrum Platform was complex, as accounting for the costs associated with these clinical trials required subjective estimates of the level of services performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s Cerebrum Platform research and development activities, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit
To evaluate the accrued and prepaid research and development costs for the Cerebrum Platform, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals and prepayments. To test the significant judgments and estimates, we discussed the progress of research and development activities with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and pending change orders to assess the impact on amounts recorded. In addition, we reviewed estimates of costs incurred to date provided to the Company from third parties. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from third parties.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Boston, Massachusetts
March 5, 2024

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$81,300	$61,615
Marketable securities	—	38,874
Prepaid expenses and other current assets	3,580	10,351
Total current assets	84,880	110,840
Property and equipment, net	588	971
Operating lease right-of-use assets	2,064	2,901
Other non-current assets	416	416
Total assets	$87,948	$115,128
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,815	$14,672
Accrued expenses	7,416	15,850
Operating lease liabilities	1,126	1,005
Current portion of deferred revenue	1,392	2,818
Total current liabilities	15,749	34,345
Long-term liabilities:
Non-current portion of operating lease liabilities	1,369	2,495
Non-current portion of deferred revenue	1,161	2,182
Total liabilities	18,279	39,022
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2023 and December 31, 2022[1]	—	—
Common stock, 0.0001 par value; 150,000,000.00 shares authorized; 8,791,877 shares issued and outstanding as of December 31, 2023, and 3,292,163 shares issued and outstanding as of December 31, 2022[1]	13	5
Additional paid-in capital	723,577	606,918
Accumulated other comprehensive loss	—	(173)
Accumulated deficit	(653,921)	(530,644)
Total stockholders’ equity	69,669	76,106
Total liabilities and stockholders’ equity	$87,948	$115,128
1 Results have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 28, 2023. See Note 2 for details.
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$2,447	$—
Operating expenses:
Research and development	86,766	155,040
General and administrative	42,054	59,946
Total operating expenses	128,820	214,986
Loss from operations	(126,373)	(214,986)
Other income:
Other income, net	3,096	957
Total other income	3,096	957
Net loss	$(123,277)	$(214,029)
Net loss per share attributable to common stockholders, basic and diluted[1]	$(18.69)	$(69.65)
Weighted average common shares outstanding, basic and diluted[1]	6,594,316	3,073,100
1 Results have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 28, 2023. See Note 2 for details.
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Net loss	$(123,277)	$(214,029)
Change in unrealized losses on marketable securities, net of tax	173	3
Comprehensive loss	$(123,104)	$(214,026)
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock[1]		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	3,292,163	$5	$606,918	$(530,644)	$(173)	$76,106
Stock-based compensation expense	—	—	7,593	—	—	7,593
Issuance of common stock from at-the-market public offerings, net of issuance costs	560,253	1	18,095	—	—	18,096
Vesting of restricted stock units	11,516	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(2,875)	—	(127)	—	—	(127)
Issuance of common stock upon exercise of stock options	2,970	—	101	—	—	101
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	154	154
Net loss	—	—	—	(37,455)	—	(37,455)
Balance at March 31, 2023	3,864,027	$6	$632,580	$(568,099)	$(19)	$64,468
Stock-based compensation expense	—	—	5,775	—	—	5,775
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $4,484	4,296,646	6	63,433	—	—	63,439
Issuance of common stock from at-the-market public offerings, net of issuance costs	392,541	1	6,031	—	—	6,032
Issuance of common stock under employee stock purchase plan	15,663	—	208	—	—	208
Vesting of restricted stock units	720	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(249)	—	(4)	—	—	(4)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	19	19
Net loss	—	—	—	(34,312)	—	(34,312)
Balance at June 30, 2023	8,569,348	$13	$708,023	$(602,411)	$—	$105,625
Stock-based compensation expense	—	—	5,763	—	—	5,763
Vesting of restricted stock units	233	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(70)	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	311	—	1	—	—	1
Net loss	—	—	—	(24,632)	—	(24,632)
Balance at September 30, 2023	8,569,822	$13	$713,786	$(627,043)	$—	$86,756
Stock-based compensation expense	—	—	5,726	—	—	5,726
Issuance of common stock under employee stock purchase plan	9,027	—	106	—	—	106
Issuance of common stock from at-the-market public offerings, net of issuance costs of $123	212,453	—	3,964	—	—	3,964
Vesting of restricted stock units	824	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(249)	—	(5)	—	—	(5)
Net loss	—	—	—	(26,878)	—	(26,878)
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669
1 Results have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 28, 2023. See Note 2 for details.
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Amounts in thousands, except share data)

	Common Stock[1]		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	3,020,034	$5	$567,598	$(316,615)	$(176)	$250,812
Stock-based compensation expense	—	—	7,886	—	—	7,886
Issuance of common stock from at-the-market public offerings	4,694	—	1,368	—	—	1,368
Vesting of restricted stock units	5,408	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,190)	—	(230)	—	—	(230)
Issuance of common stock upon exercise of stock options	4,818	—	333	—	—	333
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(68,717)	—	(68,717)
Balance at March 31, 2022	3,033,764	$5	$576,955	$(385,332)	$(606)	$191,022
Stock-based compensation expense	—	—	7,611	—	—	7,611
Issuance of common stock under employee stock purchase plan	3,443	—	454	—	—	454
Vesting of restricted stock units	424	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(148)	—	(17)	—	—	(17)
Issuance of common stock upon exercise of stock options	876	—	67	—	—	67
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(74)	(74)
Net loss	—	—	—	(60,194)	—	(60,194)
Balance at June 30, 2022	3,038,359	$5	$585,070	$(445,526)	$(680)	$138,869
Stock-based compensation expense	—	—	6,730	—	—	6,730
Issuance of common stock from at-the-market public offerings, net of issuance costs of $109	73,667	—	2,962	—	—	2,962
Vesting of restricted stock units	354	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(109)	—	(6)	—	—	(6)
Issuance of common stock upon exercise of stock options	12,016	—	409	—	—	409
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	144	144
Net loss	—	—	—	(43,945)	—	(43,945)
Balance at September 30, 2022	3,124,287	$5	$595,165	$(489,471)	$(536)	$105,163
Stock-based compensation expense	—	—	6,366	—	—	6,366
Issuance of common stock under employee stock purchase plan	5,982	—	163	—	—	163
Issuance of common stock from at-the-market public offerings	161,323	—	5,231	—	—	5,231
Vesting of restricted stock units	800	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(229)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	363	363
Net loss	—	—	—	(41,173)	—	(41,173)
Balance at December 31, 2022	3,292,163	$5	$606,918	$(530,644)	$(173)	$76,106
1 Results have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 28, 2023. See Note 2 for details.
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(123,277)	$(214,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	432	419
Stock-based compensation expense	24,857	28,593
Non-cash operating lease expense	837	752
Amortization of premiums and discounts on marketable securities, net	47	1,003
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,772	547
Accounts payable	(8,855)	3,892
Accrued expenses	(8,497)	(10,465)
Operating lease liabilities	(1,005)	(811)
Deferred revenue	(2,447)	5,000
Other	—	56
Net cash used in operating activities	(111,136)	(185,043)
Cash flows from investing activities:
Purchases of property and equipment	(50)	(444)
Purchases of marketable securities	—	(83,022)
Maturities of marketable securities	39,000	180,355
Net cash provided by investing activities	38,950	96,889
Cash flows from financing activities:
Proceeds from at-the-market offerings, net of issuance costs	28,153	9,561
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	63,439	—
Payment of issuance costs for at-the-market offerings	—	(262)
Payments of tax withholdings related to vesting of restricted stock units	(137)	(260)
Proceeds from exercise of options and employee stock purchase plan purchases	416	1,426
Net cash provided by financing activities	91,871	10,465
Increase (decrease) in cash, cash equivalents and restricted cash	19,685	(77,689)
Cash, cash equivalents and restricted cash, beginning of period	62,031	139,720
Cash, cash equivalents and restricted cash, end of period	$81,716	$62,031
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	81,300	61,615
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$81,716	$62,031
Supplemental disclosures of non-cash activities:
Offering costs from follow-on public offering included in accounts payable	$184	$—
Issuance costs from at-the-market offerings included in accrued expenses	$63	$—
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system ("CNS"), disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide ("ASO"), platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For the Company's most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (formerly known as PRAX-944), it expects to announce topline results from the Phase 3 Essential3 clinical trial in essential tremor in the second half of 2024. Within the Company's PRAX-628 program, it initiated a Phase 2a Photo-Paroxysmal Response ("PPR") study in 2023 and expects to report topline results in the first quarter of 2024. The Company also plans to initiate a Phase 2 study of PRAX-628 in focal epilepsy in the second half of 2024. The Company's PRAX-562 Phase 2 EMBOLD study was initiated in the first quarter of 2023, with initial cohorts in SCN2A-DEE and SCN8A-DEE, and it expects to announce topline results for both cohorts in mid- 2024. For the Company's most advanced product candidate under the Solidus™ platform, PRAX-222, it initiated the EMBRAVE study in the second quarter of 2023, which completed in the fourth quarter of 2023.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, and from the sale of common stock through an initial public offering ("IPO"), follow-on public offerings and at-the-market offerings under its shelf registration statement. From inception through December 31, 2023, the Company raised $617.5 million in aggregate cash proceeds from these transactions, net of issuance costs. In January 2024, the Company raised net proceeds of $161.7 million from a follow-on public offering and $5.3 million from at-the-market offerings.
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
The Company has incurred recurring losses since its inception, including a net loss of $123.3 million for the year ended December 31, 2023. In addition, as of December 31, 2023, the Company had an accumulated deficit of $653.9 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash and cash equivalents as of December 31, 2023 of $81.3 million, together with cash inflows from its financing activities in January 2024, will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
On November 28, 2023, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of its common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on November 28, 2023.
As a result of the Reverse Stock Split, every 15 shares of the Company's issued and outstanding common stock were automatically reclassified into one validly issued, fully-paid and non-assessable share of common stock. Any fractional post-split shares as a result of the Reverse Stock Split were rounded down to the nearest whole post-split share. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the Reverse Stock Split on a retroactive basis in all periods presented.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing insured liquid deposit funds. Cash equivalents are carried at cost, which approximates their fair market value.
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
The following table presents cash and cash equivalents and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$81,300	$61,615
Restricted cash	416	416
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$81,716	$62,031
Marketable Securities
The Company may invest its excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1 or P-1 by two of the three nationally recognized statistical rating organizations. The Company does not believe that it is exposed to more than a nominal amount of credit risk related to any marketable securities it may invest in. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity, and periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. The Company classifies its investments in debt instruments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are included in the Company's consolidated statements of operations. All of the Company's available-for-sale securities are available for use in its current operations. As a result, the Company has categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The Company did not hold any marketable securities as of December 31, 2023, and held $38.9 million of marketable securities as of December 31, 2022.
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
Concentrations of Credit Risk and Significant Suppliers and License Agreements
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company's investment portfolio may include money market funds, marketable debt securities, including debt securities issued by U.S. government agencies and corporations, and commercial paper. The Company investments are limited to investment-grade securities with

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

strong credit ratings with the objective of maintaining safety and liquidity. The Company also maintains deposits in accredited financial institutions in excess of federally insured limits. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As of December 31, 2023 and 2022, the Company’s primary operating accounts significantly exceeded the FDIC limits. The Company deposits its cash in financial institutions that it believes have high credit quality, and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Off-Balance Sheet Risk
As of December 31, 2023 and 2022, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts or other hedging arrangements.
Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. The fair values of the Company’s financial assets and liabilities reflect the Company’s estimate of the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.
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
The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

lease right-of-use asset as of December 31, 2023 and 2022 did not include any lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of December 31, 2023, the Company had one collaboration, option and license agreement with UCB Biopharma SRL ("UCB"), which it entered into in December 2022. The accounting related to the collaboration agreement is outlined in Note 9, UCB Option and License Agreement.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Foreign Currency
The functional currency of the Company’s wholly owned foreign subsidiary in Australia is the U.S. dollar. Monetary assets and liabilities resulting from transactions denominated in currencies other than the functional currency are remeasured into the functional currency at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are measured using historical exchange rates prevailing at the date of the transaction and are not subsequently remeasured. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss. There were no material foreign currency gains or losses for the years ended December 31, 2023 and 2022.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2023 and 2022, comprehensive loss consists of net loss and changes in unrealized losses on marketable securities.
Common Stock Warrants
The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in FASB ASC No. 480, Distinguishing Liabilities from Equity (ASC 480) and ASC No. 815, Derivatives and Hedging (ASC 815). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. Such assessment includes determining whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants are liabilities within the scope of ASC 480, whether the warrants meet the definition of a derivative in ASC 815 and whether the warrants meet the requirements for equity classification pursuant to the indexation and equity classification criteria in ASC 815. The Company determines the classification for its warrants at the time of issuance and updates its assessment, as necessary. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 eliminates the separation models for convertible debt with cash conversion features and convertible instruments with beneficial conversion features and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. Additionally, ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The new standard also introduces additional disclosures for convertible instruments. ASU 2020-06 was effective for public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2021. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is required to be adopted as of the beginning of a fiscal year. ASU 2020-06 may be applied using either a full or modified retrospective method of transition. The Company adopted ASU 2020-06 effective as of January 1, 2023. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements
On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU No. 2023-07 improves reportable segment disclosure requirements,

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

primarily through enhanced disclosures about significant segment expenses. The amendments included in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280, including those with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expenses categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company only has one reportable segment and this ASU impacts disclosures only. The Company has determined that the effects of adopting the amendments in ASU 2023-07 will only impact its disclosures and not have a material impact on its consolidated financial position and the results of its operations when such amendment is adopted.
On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU No. 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and incomes taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively. The Company has determined that the effects of adopting the amendments in ASU 2023-09 will only impact its disclosures and not have a material impact on its consolidated financial position and the results of its operations when such amendment is adopted.
3. Restricted Cash
As of December 31, 2023 and 2022, the Company had restricted cash of $0.4 million and $0.4 million, respectively, held as letters of credit for the benefit of its current landlord. The Company's Boston, Massachusetts sublease expires on January 31, 2026, and the related letter of credit of $0.4 million was classified within other non-current assets on the consolidated balance sheet as of December 31, 2023 and 2022.
4. Marketable Securities
The Company did not hold any marketable securities as of December 31, 2023. The following is a summary of the Company's investment portfolio as of December 31, 2022 (in thousands):

	As of December 31, 2022
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$35,042	$—	$(163)	$34,879
Debt securities issued by U.S. government agencies	4,005	—	(10)	3,995
Total securities with a maturity of one year or less	$39,047	$—	$(173)	$38,874

Total available-for-sale securities	$39,047	$—	$(173)	$38,874
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the years ended December 31, 2023 and 2022.
5. Fair Value of Financial Assets
The Company did not hold any financial assets measured at fair value on a recurring basis as of December 31, 2023. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 (in thousands):

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
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$689	$689
Office furniture and equipment	545	545
Laboratory equipment	359	309
Total property and equipment	1,593	1,543
Less: Accumulated depreciation	(1,005)	(572)
Property and equipment, net	$588	$971
Depreciation expense was $0.4 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued personnel-related expenses	$3,716	$2,803
Accrued external research and development expenses	2,957	10,734
Accrued other expenses	743	2,313
Total accrued expenses	$7,416	$15,850

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table summarizes the presentation of the operating lease in the Company’s consolidated balance sheets (in thousands):

	As of December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$2,064	$2,901
Liabilities:
Current operating lease liabilities	$1,126	$1,005
Non-current portion of operating lease liabilities	1,369	2,495
Total lease liabilities	$2,495	$3,500
The following table summarizes total lease costs recognized in the Company’s consolidated statements of operations (in thousands):

	For the year ended December 31,
	2023	2022
Operating lease cost	$1,102	$1,102
Variable lease costs	14	37
Total lease costs	$1,116	$1,139
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
Future lease payments under non-cancelable lease agreements as of December 31, 2023 were as follows (in thousands):

Year Ended December 31,	Future Lease Payments
2024	$1,296
2025	1,321
2026	110
Total future lease payments	$2,727
Less: interest	(232)
Present value of operating lease liabilities	$2,495

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average remaining lease term and weighted average incremental borrowing rate of the Company’s operating lease were as follows:

	As of December 31,
	2023	2021
Weighted average remaining lease term (in years)	2.1	3.1
Weighted average incremental borrowing rate	9.0%	9.0%
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and no material legal proceedings are currently pending or threatened.
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
The Company recognizes revenue for its research services performance obligation using an input method over the duration of the research services. During the year ended December 31, 2023, the Company recognized $2.4 million in collaboration revenue related to the Collaboration Agreement in the consolidated statement of operations. As of December 31, 2023, $2.6 million was included in deferred revenue in the consolidated balance sheet, of which $1.4 million was classified as current.
10. Common Stock and Preferred Stock
Reverse Stock Split
On November 28, 2023, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of its common stock. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on November 28, 2023.
As a result of the Reverse Stock Split, every 15 shares of the Company's issued and outstanding common stock were automatically reclassified into one validly issued, fully-paid and non-assessable share of common stock. Any fractional post-split shares as a result of the Reverse Stock Split were rounded down to the nearest whole post-split share. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the Reverse Stock Split on a retroactive basis in all periods presented.
Common Stock
In November 2021, the Company entered into an Open Market Sale Agreement, as amended ("2021 Sales Agreement") with Jefferies LLC ("Jefferies"), to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings under its shelf registration and subject to the limitations thereof. The Company terminated the 2021 Sales Agreement in June 2023. During the year ended December 31, 2023, the Company issued and sold an aggregate of 952,794 shares under the 2021 Sales Agreement for aggregate net proceeds of $24.1 million, after deducting commissions and offering expenses payable by the Company. During the year ended December 31, 2022, the Company issued and sold an aggregate of 239,684 shares under the 2021 Sales Agreement for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses payable by the Company.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In December 2023, the Company entered into an Open Market Sale Agreement (the "2023 Sales Agreement"), with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the year ended December 31, 2023, the Company issued and sold an aggregate of 212,453 shares under the 2023 Sales Agreement for aggregate net proceeds of $4.0 million, after deducting commissions and offering expenses payable by the Company.
As of December 31, 2023 and 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, pursuant to the Amended and Restated Certificate of Incorporation effective upon the completion of the IPO. Holders of such shares of common stock have the exclusive right to vote for the election of the Company's directors and are entitled to one vote per share. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to a pro rata distribution of the Company's net assets. Dividends may be declared and paid to such holders only when, as, and if declared by the Board or an authorized committee thereof.
As of December 31, 2023, the Company did not hold any treasury shares.
June 2023 Public Offering
On June 21, 2023, the Company completed a public offering of: (i) an aggregate of 4,296,646 shares of its common stock at a public offering price of $14.25 per share, including the underwriters’ full exercise of their option to purchase 619,979 additional shares of common stock, and (ii) pre-funded warrants to purchase 470,000 shares of common stock at a public offering price of $14.2485 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0015 per share exercise price for each underlying share. Total net proceeds generated from the offering were approximately $63.4 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause either the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 9.99%, or the combined voting power of the securities beneficially owned by such holder, together with its affiliates, to exceed 9.99%. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. In the event of certain fundamental transactions where the consideration payable to the holders of shares of common stock consists solely of cash and/or marketable securities, the pre-funded warrants will automatically be deemed to be exercised in full pursuant to a cashless exercise effective immediately prior to and contingent upon the consummation of such transaction. As of December 31, 2023, none of the pre-funded warrants had been exercised and all remain outstanding.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Shares Reserved for Future Issuance
The Company had reserved the following shares of common stock for future issuance:

	December 31,
	2023	2022
Shares reserved for exercise of outstanding stock options	666,163	588,919
Shares reserved for exercise of pre-funded warrants	470,000	—
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	148,264	110,063
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	53,111	65,420
Shares reserved for vesting of restricted stock units	47,145	49,565
Total shares of authorized common stock reserved for future issuance	1,384,683	813,967
Preferred Stock
As of December 31, 2023 and 2022, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series, and is authorized to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's shareholders. As of December 31, 2023 and 2022, the Company had no shares of undesignated preferred stock issued or outstanding.
11. Stock-Based Compensation
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan") as of December 31, 2023 and December 31, 2022 was 661,240 shares and 496,632 shares, respectively. The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of December 31, 2023 and 2022 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
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
2020 Employee Stock Purchase Plan
The total shares authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP") as of December 31, 2023 and 2022 was 87,227 shares and 65,420 shares, respectively. During the years ended December 31, 2023 and 2022, the Company issued 24,690 and 9,425 shares, respectively, under the 2020 ESPP.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	49,565	$346.17
Issued	29,478	35.16
Vested	(13,293)	389.53
Forfeited	(18,605)	178.57
Unvested as of December 31, 2023	47,145	$202.27

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2023, total unrecognized compensation cost related to unvested restricted stock units was $6.2 million, which is expected to be recognized over a weighted-average period of 1.81 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	588,919	$208.90
Granted	210,998	39.68
Exercised	(3,281)	30.98		$90
Cancelled or Forfeited	(130,473)	188.58
Outstanding as of December 31, 2023	666,163	$160.19	7.79	$254
Exercisable as of December 31, 2023	375,449	$189.20	7.25	$96
Vested and expected to vest as of December 31, 2023	666,163	$160.19	7.79	$254
The aggregate intrinsic value of stock options exercised for the years ended December 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively. The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2023. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date.
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees, members of the Board, and non-employees on the date of grant were as follows for the for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.60%	2.52%
Expected term (in years)	6.00	6.07
Expected volatility	88.40%	89.20%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$29.73	$99.75
As of December 31, 2023, total unrecognized compensation cost related to unvested stock options was $24.0 million, which is expected to be recognized over a weighted-average period of 1.51 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31,
	2023	2022
Research and development	$8,055	$9,972
General and administrative	16,802	18,621
Total stock-based compensation expense	$24,857	$28,593
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
Ionis Collaboration Agreement
Under the Ionis Collaboration Agreement, both parties participated in research activities related to the downregulation of SCN2A gene products associated with the treatment of any and all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene, other than one severe type of epilepsy. Ionis was also responsible for identifying a development candidate and conducting an IND-enabling toxicology study. The Company reimbursed Ionis for out-of-pocket costs incurred related to the research activities, identification of a development candidate and conducting an IND-enabling toxicology study. The reimbursement of out-of-pocket costs was recognized as research and development expense as incurred. The Company expensed a total of $0.7 million as research and development expense under the Ionis Collaboration

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Agreement for the year ended December 31, 2022. Expense for the year ended December 31, 2023 was immaterial.
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
Additionally, in July 2023, the Company paid a milestone payment of $6.9 million to Ionis, which was earned in the second quarter of 2023 upon initiation of the Company's PRAX-222 EMBRAVE study, and was recognized in research and development expenses in the consolidated statement of operations during the year ended December 31, 2023. Ionis may be entitled to additional development milestone payments, additional milestone payments, and sales royalties or sublicense fees.
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
13. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Outstanding stock options	666,163	588,919
Unvested restricted stock units	47,145	49,565
Potential shares issuable under the ESPP	24,972	18,924
	738,280	657,408
Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the June 2023 underwritten public offering are included in the calculation of weighted average number of common shares outstanding for the year ended December 31, 2023. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of net loss per share from the date of issuance.
14. Income Taxes
The Company maintains a full valuation allowance on its U.S. net deferred tax assets due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2023 or 2022 related to its U.S. operations due to the uncertainty regarding future taxable income. In the years ended December 31, 2023 and 2022, the difference between the statutory tax rate in the U.S. and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit. The income tax benefit (provision) recognized for the years ended December 31, 2023 and 2022 was not material.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
Federal and state research and development credits	3.5%	3.7%
State taxes, net of federal benefit	4.3%	4.2%
Changes in tax rates	2.9%	—%
Non-deductible items	(1.4)%	(0.7)%
Stock-based compensation	(1.3)%	(1.0)%
Change in valuation allowance	(29.7)%	(27.2)%
Other	0.7%	—%
Effective income tax rate	—%	—%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$74,528	$60,047
Capitalized research expenditures	48,954	34,947
Amortization	23,929	24,262
Research and development credits	23,451	17,205
Stock-based compensation	7,697	6,422
Accrued expenses	1,147	893
Deferred revenue	692	—
Leases	676	898
Total gross deferred tax assets	$181,074	$144,674
Less: Valuation allowance	(180,515)	(143,930)
Net deferred tax assets	$559	$744
Deferred tax liabilities:
Operating lease right-of-use asset	(559)	(744)
Total gross deferred tax liabilities	(559)	(744)
Net deferred tax assets	$—	$—
As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss carryforwards which may be able to offset future income tax liabilities of approximately $282.8 million and $226.3 million, respectively. Federal net operating loss carryforwards of $7.7 million will expire at various dates from 2035 through 2037 and approximately $275.1 million may be carried forward indefinitely. As of December 31, 2023 and 2022, the Company also had state net operating loss carryforwards of approximately $239.4 million and $197.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates from 2036 through 2043.
As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of approximately $20.4 million and $14.4 million, respectively, available to reduce future tax liabilities which expire at various dates from 2039 through 2043. As of December 31, 2023 and 2022, the Company had state research and development tax credit carryforwards of approximately $3.8 million and $3.5 million, respectively, available to reduce future tax liabilities which expire at various dates from 2031 through 2038. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
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
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2023 and 2022 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception. As a result, a valuation allowance of $180.5 million and $143.9 million has been established at December 31, 2023 and 2022, respectively. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $36.6 million and $58.0 million during the years ended December 31, 2023 and 2022, respectively, due primarily to the generation of net operating losses.
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s consolidated statement of operations for either year ended December 31, 2023 or 2022. The statute of limitations for federal and state tax authorities is open for tax years ended December 31, 2020 through December 31, 2023. Since the Company is in a net loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
15. Related Party Transactions
One of the founders of RogCon is the Company's General Counsel. During the years ended December 31, 2023 and 2022, the Company reimbursed RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement (Note 12).
16. Employee Benefit Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for eligible employees. The plan covers substantially all employees who meet a minimum age requirement and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the plan, the Company is not

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

obligated to match any participant contributions. The Company made contributions of $1.0 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively.
17. Restructuring
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
18. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has concluded that no subsequent events have occurred that require disclosure other than those noted below.
Collaboration and License Agreement with Tenacia Biotechnology
On January 4, 2024, the Company entered into an exclusive collaboration and license agreement (the "Collaboration Agreement") with Tenacia Biotechnology (Shanghai) Company, Ltd. ("Tenacia"), a China-based portfolio company of Bain Capital focused on central nervous system drug development and commercialization. Under the Collaboration Agreement, Tenacia will develop and commercialize ulixacaltamide for the treatment of essential tremor in Greater China.
As part of the consideration for the Collaboration Agreement, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with BCPE Tenet Holdings Cayman, Ltd. ("BCPE") pursuant to which the Company issued and sold 443,253 shares of the Company's common stock, par value $0.0001 per share (the "Shares"), to BCPE at a price per share of $22.5605 for an aggregate purchase price of approximately $10.0 million. The per share price was based on a 20% premium over the 30-day volume-weighted average price. Additionally, the Company received an upfront payment of $5.0 million in cash, and is eligible for an additional $264.0 million in development, regulatory and commercialization milestone payments as well as tiered royalties on net sales.
January 2024 Financing
On January 12, 2024, the Company completed a public offering of: (i) an aggregate of 3,802,025 shares of its common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.7 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.
At-the-Market Offerings
Subsequent to December 31, 2023, the Company issued and sold a total of 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million after deducting commissions and offering expenses payable by the Company.

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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Item 9B. Other Information
(a) None.
(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age, and position of each of our current executive officers and directors as of March 1, 2024:

Name	Age	Position
Executive Officers:
Marcio Souza	44	President, Chief Executive Officer, Director
Timothy Kelly	51	Chief Financial Officer
Alex Nemiroff, J.D.	45	General Counsel, Corporate Secretary
Non-Employee Directors:
Dean Mitchell(2)(4)	68	Chairman, Director
Jeffrey Chodakewitz, M.D.(3)(4)	68	Director
Merit Cudkowicz, M.D.(1)(4)	60	Director
Jill DeSimone(1)(2)(3)	68	Director
Gregory Norden(1)(2)	66	Director
William Young(2)(3)	79	Director
_______________________________
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance Committee.
(4)Member of the Science and Technology Committee
Executive Officers
Marcio Souza has served as a member of our Board of Directors and our President and Chief Executive Officer since April 2020. Prior to joining us, Mr. Souza was at PTC Therapeutics, Inc., or PTC, where he served as its Chief Operating Officer from May 2017 to April 2020 and its Senior Vice President and Head of Product Strategy from July 2016 to May 2017. Prior to joining PTC, Mr. Souza served in positions of increasing responsibility at NPS Pharmaceuticals, Inc., Shire Human Genetic Therapies Inc. and Sanofi Genzyme Corporation. Mr. Souza served on the boards of directors of Aeglea BioTherapeutics, Inc. (NASDAQ: AGLE) from June 2021 to April 2023 and Clearpoint Neuro, Inc. (NASDAQ: CLPT) (previously MRI Interventions, Inc.) from May 2019 to May 2020. Mr. Souza received a degree in pharmacy and biochemistry with a specialization in toxicology and clinical analysis from the University of São Paulo and an M.B.A. from Fundação Dom Cabral. We believe Mr. Souza is qualified to serve on our Board of Directors because of his business and leadership experience in the life sciences industry and his scientific background.
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
Jeffrey Chodakewitz, M.D., has served as a member of our Board of Directors since April 2021. Dr. Chodakewitz has served as an advisory partner for Ascenta Capital, a life sciences investment firm, since December 2022. He previously served as a senior advisor to Blackstone Life Sciences, a life sciences private equity firm from March 2019 to January 2022. From April 2018 through March 2019, he served as Executive Vice President, Clinical Medicine and External Innovation, at Vertex Pharmaceuticals, Inc., or Vertex. Prior to that role, Dr. Chodakewitz held the roles of Chief Medical Officer and Executive Vice President, Global Medicines Development and Medical Affairs at Vertex from January 2014 to April 2018 and was a member of the Vertex Executive Committee. Prior to Vertex, Dr. Chodakewitz spent over 20 years at Merck & Co. serving in several positions, including leadership roles as Head of Infectious Diseases and Vaccines Global Development, Senior Vice President of Global Scientific Strategy (infectious disease, respiratory & immunology), Vice President of Early-Stage Development and Senior Vice President of Late-Stage Development. Dr. Chodakewitz currently serves on the boards of directors of Adicet Bio, Inc. (NASDAQ: ACET), Freeline Therapeutics Holdings plc (NASDAQ: FRLN) and Schrödinger, Inc. (NASDAQ:SDGR). Dr. Chodakewitz received a B.S. in Biochemistry cum laude from Yale University and an M.D. from the Yale University School of Medicine. We believe Dr. Chodakewitz is qualified to serve on our Board of Directors because of his extensive business and leadership experience working in the biotechnology industry.
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

DeSimone also temporarily served as Interim President of U.S. Pharma to help navigate the business through the COVID-19 pandemic. Prior to joining Merck, she served as Senior Vice President of Global Women’s Health at Teva Pharmaceutical Industries Ltd, or Teva, from 2012 to 2014. Prior to her time at Teva, Ms. DeSimone served in several roles of increasing responsibility at Bristol Myers Squibb from 1980 to 2012, including Senior Vice President of Oncology and Senior Vice President of Commercial Operations. Ms. DeSimone serves on the board of directors of Oncternal Therapeutics (NASDAQ: ONCT), Kinnate Biopharma Inc. (NASDAQ: KNTE), and Affini-T Therapeutics, Inc., a private company. She also serves as a board member for the Florida Cancer Specialists Foundation, a nonprofit organization that helps individuals with their essential living expenses while they undergo treatment for cancer. Ms. DeSimone received a B.S. in pharmacy from Northeastern University and completed a fellowship with the Wharton School of the University of Pennsylvania. We believe Ms. DeSimone is qualified to serve on the Board because of her leadership and extensive business experience in the pharmaceutical industry.
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
William Young has served as a member of our Board of Directors since December 2016. Mr. Young is a Senior Advisor with Blackstone Life Sciences, which he joined in November 2018. Prior to its acquisition by Blackstone, Mr. Young joined Clarus Ventures LLC in March 2010 and held various roles, including Venture Partner, Senior Advisor and portfolio company board member. Prior to joining Clarus, Mr. Young was chairman of the board of directors and Chief Executive Officer of Monogram Biosciences Inc. from 2000 until its acquisition by Laboratory Corporation of America Holdings in 2009. Previously, Mr. Young spent 20 years at Genentech, Inc. in roles of increasing responsibility, culminating as Chief Operating Officer from 1997 to 1999. Mr. Young currently serves as the chairman of the board of directors of NanoString Technologies, Inc. (NASDAQ: NSTG), and as a member of the board of directors of Autolus Therapeutics plc (NASDAQ: AUTL). Mr. Young also served as the chairman of the board of directors of Annexon, Inc. (NASDAQ: ANNX) from March 2017 to February 2021, and as a member of the boards of directors of Vertex Pharmaceuticals Inc. (NASDAQ: VRTX) from May 2015 to June 2020, BioMarin Pharmaceutical Inc. (NASDAQ: BMRN) from September 2010 to November 2015 and Theravance BioPharma, Inc. (NASDAQ: TBPH) from October 2013 to February 2023. Mr. Young was elected to the National Academy of Engineering in 1993 for his contributions to biotechnology. Mr. Young received a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Indiana University in Marketing and Finance and holds an honorary doctorate in Engineering from Purdue University. We believe Mr. Young is qualified to serve on our Board of Directors because of his scientific background, business experience and his service on the board of directors of other life sciences companies.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Code of Business Conduct and Ethics
We have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://investors.praxismedicines.com/corporate-governance/governance-overview. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Form 8-K.
Recommendation of Director Nominees by Stockholders
There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

Audit Committee
Gregory Norden, Merit Cudkowicz, M.D., and Jill DeSimone serve on the Audit Committee, which is chaired by Gregory Norden. Our Board of Directors has determined that Gregory Norden, Merit Cudkowicz, M.D., and Jill DeSimone are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of Directors has designated Gregory Norden as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

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
Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. The Compensation Committee engaged Frederic W. Cook & Co., Inc., or FW Cook, as its independent compensation consultant to provide objective analysis, advice and recommendations on executive officer pay in connection with the Compensation Committee’s decision-making process for 2023. During 2023, FW Cook did not provide services to us other than the services to our Compensation Committee described herein. Our Compensation Committee performs an annual assessment of its compensation consultants’ independence to determine whether the consultants are independent. Based on its evaluation, the Compensation Committee has determined that FW Cook is independent and that its work has not raised any conflicts of interest.
The compensation provided to our named executive officers for the fiscal year ended December 31, 2023 is detailed in the 2023 Summary Compensation Table and accompanying footnotes and narrative that follow. Our named executive officers for the fiscal year ended December 31, 2023 were:
•Marcio Souza, our President and Chief Executive Officer;
•Timothy Kelly, our Chief Financial Officer; and
•Alex Nemiroff, our General Counsel.
We are a “smaller reporting company” as that term is used under the rules promulgated under the Securities Act of 1933, as amended, and as such have used the reduced compensation disclosure requirements applicable to smaller reporting companies consistent with SEC rules.

2023 Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for services rendered to us in all capacities during the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Marcio Souza President and Chief Executive Officer	2023	625,000	—	941,364	515,625	38,523	2,120,512
	2022	625,000	1,340,140	3,649,420	375,000	38,518	6,028,078
Timothy Kelly Chief Financial Officer	2023	465,000	—	332,217	204,600	21,983	1,023,800
	2022	465,000	434,640	1,235,085	148,800	19,688	2,303,213
Alex Nemiroff General Counsel	2023	400,000	—	265,767	176,000	1,338	843,105
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
(3)Amounts reported for 2023 include cell phone reimbursement, tax gross ups on taxable long-term disability and tax gross up for wellness benefits, as well as discretionary matching company contributions under our 401(k) plan (other than Mr. Nemiroff). For Mr. Souza, the amounts reported also include reimbursement for premiums and a tax gross up on a supplemental long-term disability and life insurance policy owned by him.

Narrative to the 2023 Summary Compensation Table
Base Salaries
Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our Board of Directors or Compensation Committee taking into account each individual’s role, responsibilities, skills and expertise. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our Compensation Committee or our Board of Directors and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Effective January 1, 2023, the annual base salaries for Mr. Souza, Mr. Kelly and Mr. Nemiroff were $625,000, $465,000 and $400,000, respectively.
Annual Bonus
For the fiscal year ended December 31, 2023, each of our named executive officers was eligible to earn an annual bonus based on the achievement of certain pre-determined corporate performance objectives and individual performance. For the 2023 annual bonus program, corporate performance objectives generally related to delivering on financial and compliance performance milestones, establishing a leading central nervous system portfolio, generating a neurology pipeline anchored on human genetics and continuing our transformation as a best-in-class biotechnology company, as well as incorporating individual objectives associated with an executive’s area of primary responsibility within our organization.
During 2023, the target annual bonuses for Mr. Souza, Mr. Kelly and Mr. Nemiroff were 75%, 40% and 40% of their base salary, respectively. The annual bonus earned by each named executive officer with respect to the fiscal year ended December 31, 2023 is reported under the “Non-Equity Incentive Plan Compensation” column in the “2023 Summary Compensation Table” above and was determined based upon achievement of the corporate performance objectives at 110% of target and achievement of individual performance objectives.
Equity Compensation
We believe that equity grants provide our executives with a strong link to our long-term performance, bolster an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. Accordingly, our Compensation Committee or Board of Directors periodically reviews the equity incentive compensation of our named executive officers and considers equity awards to be a key component of the annual compensation program, representing long-term alignment with stockholders. Our named executive officers have been granted certain options to purchase shares of our common stock and restricted stock units relating to our common stock, as described in more detail in the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below.
Employment Arrangements with our Named Executive Officers
We have employment agreements with Mr. Souza, Mr. Kelly and Mr. Nemiroff, which we refer to as the Employment Agreements. The Employment Agreements provide for specified payments and benefits in connection with a termination of employment in certain circumstances. The material terms of the Employment Agreements with Mr. Souza, Mr. Kelly and Mr. Nemiroff are summarized below.
Marcio Souza. Under the Employment Agreement with Mr. Souza, Mr. Souza has continued to serve as our President and Chief Executive Officer on an at-will basis. Effective January 1, 2024, Mr. Souza’s annual base salary was increased to $640,000, which is subject to annual review, and he is eligible to earn an annual bonus with a target amount equal to 75% of his base salary. Mr. Souza is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Timothy Kelly. Under the Employment Agreement with Mr. Kelly, Mr. Kelly has continued to serve as our Chief Financial Officer on an at-will basis. Effective January 1, 2024, Mr. Kelly’s annual base salary was increased to $511,500, which is subject to annual review, and he is eligible to earn an annual bonus with a target amount equal to 40% of his base salary. Mr. Kelly is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Alex Nemiroff. Under the Employment Agreement with Mr. Nemiroff, Mr. Nemiroff has continued to serve as our General Counsel on an at-will basis. Effective January 1, 2024, Mr. Nemiroff’s annual base salary was increased to $442,940, which is subject to annual review, and he is eligible to earn an annual bonus with a target amount equal to 40% of his base salary. Mr. Nemiroff is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to the Employment Agreements, in the event that Mr. Souza’s, Mr. Kelly's or Mr. Nemiroff's employment is terminated by us without “cause” or Mr. Souza, Mr. Kelly or Mr. Nemiroff resigns for “good reason” (as defined in the Employment Agreements), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, Mr. Souza, Mr. Kelly or Mr. Nemiroff, as applicable, (i) will be entitled to receive base salary continuation for nine months (12 months for Mr. Souza) following termination, and (ii) subject to the executive’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to the executive had such executive remained employed with us until the earliest of (A) nine months (12 months for Mr. Souza) following termination, (B) the executive’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of the executive’s COBRA health continuation period.
In lieu of the payments and benefits described in the preceding sentence, in the event Mr. Souza’s, Mr. Kelly's or Mr. Nemiroff's employment is terminated by us without cause or Mr. Souza, Mr. Kelly or Mr. Nemiroff resigns for good reason, in either case on or within 12 months following a “change of control” (as defined in the Employment Agreements), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) the executive will be entitled to receive a lump sum in cash equal to one times (1.5 times for Mr. Souza) the sum of (A) the executive’s then-current annual base salary (or the executive’s annual base salary in effect immediately prior to the change of control, if higher) plus (B) the executive’s target annual cash incentive compensation for the year of termination (or the executive’s target annual cash incentive compensation in effect immediately prior to the change of control, if higher), (ii) subject to the executive’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to the executive had such executive remained employed with us until the earliest of (A) 12 months (18 months for Mr. Souza) following termination, (B) the executive’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of the executive’s COBRA health continuation period, and (iii) the vesting of 100% of all stock options and other stock-based awards subject solely to time-based vesting held by the executive shall be accelerated.
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

Outstanding Equity Awards at 2023 Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023. Each of the awards set forth in the table below was granted under our 2017 Stock Incentive Plan or our 2020 Stock Option and Incentive Plan.

		Option Awards				Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(2)	Market Value of shares of units of stock that have not vested ($)
Marcio Souza	04/20/2020	58,379	5,310	83.85	06/04/2030	—	—
	09/08/2020	55,684	12,851	133.65	09/13/2030	—	—
	02/12/2021	8,726	3,593	787.95	02/12/2031	1,760	39,213
	01/07/2022	8,272	8,993	271.65	01/07/2032	3,700	82,436
	06/22/2022	2,499	4,167	31.80	06/22/2032	—	—
	01/12/2023	14,265(3)	—	44.40	01/12/2033	—	—
	01/12/2023	—	28,333	44.40	01/12/2033	—	—
Timothy Kelly	05/25/2021	8,610	4,722	296.10	05/25/2031	—	—
	01/07/2022	2,682	2,917	271.65	01/07/2032	1,200	26,736
	06/22/2022	1,625	2,708	31.80	06/22/2032	—	—
	01/12/2023	2,830(3)	—	44.40	01/12/2033	—	—
	01/12/2023	—	9,999	44.40	01/12/2033	—	—
Alex Nemiroff	01/01/2020	1,678	36	83.85	06/04/2030	—	—
	09/08/2020	5,061	1,169	133.65	09/13/2030	—	—
	02/12/2021	2,049	843	787.95	02/12/2031	413	9,202
	01/07/2022	2,012	2,187	271.65	01/07/2032	900	20,052
	06/22/2022	1,624	2,709	31.80	06/22/2032	—	—
	01/12/2023	2,434(3)	—	44.40	01/12/2033	—	—
	01/12/2023	—	7,999	44.40	01/12/2033	—	—
_________________________
(1)Unless otherwise noted, the stock options vest over four years, with 25% of the total shares vesting on the first anniversary of the vesting commencement date and the remainder vesting in 36 approximately equal monthly installments.
(2)Represents restricted stock units that vest in equal annual installments on each of the first four anniversaries of the vesting commencement date.
(3)The stock option was granted in lieu of all or a portion of the named executive officer's cash bonus for the fiscal year ended December 31, 2022, and was vested in full on the vesting commencement date.

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
Pay Versus Performance Table
In accordance with the SEC’s PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2023, 2022 and 2021, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(2)(3)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return ($)	GAAP Net Income ($)(4)
2023	2,120,512	1,398,586	933,453	726,983	$2.70	-123
2022	6,028,078	-17,643,206	2,450,241	-1,656,422	$4.33	-214
2021	10,905,820	-62,152,872	4,118,514	-6,315,773	$35.81	-167
_________________________
(1)The PEO (CEO) in both reporting years is Marcio Souza. The non-PEO NEOs in the 2023 reporting year are Timothy Kelly and Alex Nemiroff. The non-PEO NEOs in the 2022 reporting year are Timothy Kelly, Nicole Sweeny and Bernard Ravina. The non-PEO NEOs in the 2021 reporting year are Nicole Sweeny and Bernard Ravina.
(2)The CAP was calculated beginning with the PEO’s SCT total. Thee following amounts were deducted from and added to the applicable SCT total compensation:

	2023		2022		2021
	PEO ($)	Average Non-PEO NEOs ($)	PEO ($)	Average Non-PEO NEOs ($)	PEO ($)	Average Non-PEO NEOs ($)

Summary Compensation Table Total	2,120,512	933,453	6,028,078	2,450,241	10,905,820	4,118,514
Less Change in Pension Value Reported in Summary Compensation Table	0	0	0	0	0	0
Less values of Stock Awards and Option Awards Reported in Summary Compensation Table for the Covered Year	941,364	298,992	4,989,560	1,665,658	9,657,384	3,407,225
Plus Fair Value of Equity Awards Granted During Fiscal Year that are Outstanding and Unvested at End of Year	484,016	153,746	735,325	262,809	3,730,538	1,314,489
Plus (Less) Change in Fair Value of Equity Awards Granted in Any Prior Fiscal Year that are Outstanding and Unvested at End of Year	-428,116	-104,841	-13,095,416	-1,762,663	-43,901,234	-5,177,507
Plus Fair Value at Vesting Date of Equity Awards Granted and Vested During the Fiscal Year	515,625	95,154	0	0	0	0
Plus (Less) Change in Fair Value of Equity Awards granted in Prior Years that Vested During the Fiscal Year	-352,087	-51,537	-6,321,633	-941,151	-23,230,612	-3,164,044
Less Fair Value of Equity Awards Granted in Prior Year that were Forfeited During the Fiscal Year	0	0	0	0	0	0
Plus Value of Dividends or Other Earnings Paid on Equity Awards not Otherwise Reflected in Fair Value or Total Compensation	0	0	0	0	0	0
Compensation Actually Paid	1,398,586	726,983	-17,643,206	-1,656,422	-62,152,872	-6,315,773
(3)The fair value of stock options reported for CAP purposes in columns (C) and (E) is estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with the SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2023 are as follows:

Grant Year	2023
Volatility	83.79 - 92.26%
Expected life (in years)	4.18 - 9.03 years
Expected dividend yield	0.00%
Risk-free rate	3.32 - 4.85%
(4)Values shown are in millions.

Narrative Disclosure to Pay Versus Performance
Relationship between Pay and TSR
The graphs below reflect the relationship between the PEO and Average Non-PEO NEO CAP and the Company’s cumulative indexed Total Shareholder Return, or TSR, (assuming an initial fixed investment of $100) for the fiscal years ended December 31, 2021, 2022 and 2023:

CEO Pay vs Performance: Total Shareholder Return (12/31/20 to 12/31/23)
Average Other NEO Pay vs Performance: Total Shareholder Return (12/31/20 to 12/31/23)

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
-$1.7
-$214.0
$1.4
$0.7
-$123.3
FY2021
FY2022
FY2023

Director Compensation
Non-Employee Director Compensation Policy
Our non-employee director compensation policy enables us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee is paid cash compensation as set forth below:

Annual Retainer
Board of Directors:
Members	$40,000
Additional retainer for non-executive chair	$35,000
Audit Committee:
Members (other than chair)	$8,000
Retainer for chair	$16,000
Compensation Committee:
Members (other than chair)	$6,000
Retainer for chair	$12,000
Nominating and Corporate Governance Committee:
Members (other than chair)	$4,000
Retainer for chair	$8,000
Science & Technology Committee:
Members (other than chair)	$4,000
Retainer for chair	$8,000
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

2023 Director Compensation Table
The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during the year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of the non-employee members of our Board of Directors for 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Jeffrey Chodakewitz, M.D.	52,000	20,866	72,866
Merit Cudkowicz, M.D.	55,418	20,866	76,284
Jill DeSimone	58,000	20,866	78,866
Dean Mitchell	83,503	20,866	104,369
Gregory Norden	62,000	20,866	82,866
William Young	58,418	20,866	79,284
_____________________
(1)The amount reported represents the aggregate grant date fair value of stock options awarded during fiscal year 2023, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 of our consolidated financial statements included in this Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our directors upon the exercise of the stock options or any sale of the underlying shares of common stock.
(2)As of December 31, 2023, Dr. Chodakewitz held options to purchase 6,019 shares of our common stock, Dr. Cudkowicz held options to purchase 6,019 shares of our common stock, Ms. DeSimone held options to purchase 4,966 shares of our common stock, Mr. Mitchell held options to purchase 9,298 shares of our common stock, Mr. Norden held options to purchase 11,570 shares of our common stock and Mr. Young held options to purchase 11,746 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2023 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2017 Stock Incentive Plan, our 2020 Stock Option and Incentive Plan and our 2020 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units and rights (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	713,308(1)	$160.19(2)	201,375(3)
Equity compensation plans not approved by security holders:	—	—	—
Total	713,308	$160.19	201,375
_____________________
(1)Includes 666,163 shares of common stock issuable upon the exercise of outstanding options and 47,145 shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
(2)The calculation does not take into account the 47,145 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time the restricted stock unit vests, without any cash consideration payable for those shares.
(3)As of December 31, 2023, there were no shares available for grant under the 2017 Stock Incentive Plan, 148,264 shares available for grants under the 2020 Stock Option and Incentive Plan and 53,111 shares available for grants under the 2020 Employee Stock Purchase Plan (of which 24,972 shares were subject to outstanding purchase rights).
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of March 1, 2024 for:
•each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 1, 2024 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Praxis Precision Medicines, Inc., 99 High Street, 30th Floor, Boston, MA 02110.
The percentage of beneficial ownership in the table below is based on 13,238,349 shares of common stock deemed to be outstanding as of March 1, 2024.

	COMMON STOCK BENEFICIALLY OWNED
	SHARES	PERCENTAGE
5% or Greater Stockholders
Entities affiliated with Venrock (1)	823,626	6.2%
Entities affiliated with Point72 (2)	758,185	5.7%
Entities affiliated with Adage (3)	738,666	5.6%
Verition Fund Management LLC (4)	702,979	5.3%
Directors, Named Executive Officers and Other Executive Officers
Marcio Souza (5)	235,537	1.8%
Timothy Kelly (6)	38,736	*
Alex Nemiroff (7)	36,208	*
Dean Mitchell (8)	13,337	*
William Young (9)	12,850	*
Gregory Norden (10)	10,966	*
Jeffrey Chodakewitz (11)	5,697	*
Merit Cudkowicz (12)	5,697	*
Jill DeSimone (13)	4,513	*
All executive officers and directors as a group (9 persons) (14)	363,541	2.7%
* Represents beneficial ownership of less than one percent.
______________________
(1)Based solely on information contained in a Schedule 13G/A filed jointly by Venrock Healthcare Capital Partners III, L.P., VHCP Co-Investment Holdings III, LLC, Venrock Healthcare Capital Partners EG, L.P., VHCP Management III, LLC, VHCP Management EG, LLC (together, the "Venrock Entities"), Nimish Shah and Bong Koh with the SEC on February 14, 2024. The Venrock Entities and Messrs. Shah and Koh share voting and dispositive power with respect to 823,626 shares of common stock, of which (i) 92,968 shares and 123,563 shares issuable upon the exercise of immediately exercisable warrants are held by Venrock Healthcare Capital Partners III, L.P.; (ii) 9,300 shares and 12,361 shares issuable upon the exercise of warrants are held by VHCP Co-Investment Holdings III, LLC; and (iii) 251,358 shares and 334,076 shares issuable upon the exercise of warrants are held by Venrock Healthcare Capital Partners EG, L.P. VHCP Management III, LLC is the general partner of Venrock Healthcare Capital Partners III, L.P. and the manager of VHCP Co-Investment Holdings III, LLC. VHCP Management EG, LLC is the general partner of Venrock Healthcare Capital Partners EG, L.P. Messrs. Shah and Koh are the voting members of VHCP Management III, LLC and VHCP Management EG, LLC. The addresses for each of the Venrock Entities and Messrs. Shah and Koh are 7 Bryant Park, 23rd Floor, New York, NY 10018 and 3340 Hillview Avenue, Palo Alto, CA 94304.
(2)Based solely on information contained in a Schedule 13G/A filed jointly by Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., Point72 Biotech Private Investments, LLC, Differentiated Ventures Investments, LLC, 72 Investment Holdings, LLC and Steven A. Cohen with the SEC on February 14, 2024. Point72 Associates, LLC directly holds 692,252 shares of common stock. Point72 Asset Management, L.P. maintains investment and voting power with respect to securities held by Point72 Associates, LLC. Point72 Capital Advisors, Inc. is the general partner of Point72 Asset Management, L.P. and may be deemed to share beneficial ownership of the shares of common stock of which Point72 Asset Management, L.P. may be deemed the beneficial owner. Point72 Biotech Private Investments, LLC directly holds 65,933 shares of common stock. Differentiated Ventures Investments, LLC is the managing member of Point72 Biotech Private Investments, LLC and may be deemed to share beneficial ownership over the shares of common stock held by Point72 Biotech Private Investments, LLC. 72 Investment Holdings, LLC is the sole member of Differentiated Ventures Investments, LLC and may be deemed to share beneficial ownership of the shares of common stock of which Differentiated Ventures may be deemed the beneficial owner. Mr. Cohen controls each of Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., Point72 Biotech Private Investments, LLC, Differentiated Ventures Investments, LLC and 72 Investment Holdings, LLC. The address of the principal business office of Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., Point72 Biotech Private Investments, LLC, Differentiated Ventures Investments, LLC, 72 Investment Holdings, LLC, and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902.

(3)Based solely on information contained in a Schedule 13G/A filed jointly by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Management, L.P., Robert Atchinson and Phillip Gross with the SEC on February 7, 2024. Adage Capital Partners, L.P., or ACP, directly holds 738,666 shares of common stock. Adage Capital Partners GP, L.L.C., or ACPGP, is general partner of ACP. Adage Capital Management, L.P., or ACM, is the investment manager of ACP. Messrs. Atchinson and Gross are managing members of Adage Capital Advisors, LLC, managing member of ACPGP, and managing members of Adage Capital Partners, LLC, general partner of ACM. The address of the principal business office of each of the Adage funds and Messrs. Atchinson and Gross is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(4)Based solely on information contained in a Schedule 13G filed jointly by Verition Fund Management LLC and Nicholas Maounis with the SEC on February 14, 2024. Verition Fund Management LLC and Mr. Maounis share voting and dispositive power with respect to 702,979 shares of common stock. Verition Fund Management LLC serves as the investment manager to Verition Multi-Strategy Master Fund Ltd. Mr. Nicholas Maounis is the managing member of Verition Fund Management LLC. The address of the principal business office of each of Verition Fund Management LLC and Nicholas Maounis is One American Lane, Greenwich, CT 06831.
(5)Consists of (i) 11,829 shares of common stock held directly by Mr. Souza, (ii) 3,000 shares held indirectly by Mr. Souza's spouse and (iii) 220,708 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(6)Consists of (i) 2,934 shares of common stock and (ii) 35,802 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(7)Consists of (i) 2,351 shares of common stock and (ii) 33,857 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(8)Consists of (i) 5,000 shares of common stock and (ii) 8,337 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(9) Consists of (i) 1,898 shares of common stock and (ii) 10,952 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(10) Consists of (i) 188 shares of common stock and (ii) 10,778 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(11) Consists of 5,697 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(12) Consists of 5,697 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(13) Consists of (i) 966 shares of common stock and (ii) 3,547 shares of common stock underlying options exercisable within 60 days of March 1, 2024.
(14) Consists of (i) 28,166 shares of common stock and (ii) 335,375 shares of common stock underlying options exercisable within 60 days of March 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Annual Report on Form 10-K and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of $120,000 or one percent of our average total assets at fiscal year-end for the last two completed fiscal years and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.
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
Piggyback Registration Rights
Subject to certain exceptions, if we register any of our securities either for our own account or for the account of security holders other than the holders party to the Investors’ Rights Agreement, the holders of shares of registrable securities are entitled to include their shares in the registration. If our proposed registration involves an underwriting, the managing underwriter of such offering will have the right to limit the number of shares to be underwritten for reasons related to the marketing of the shares.
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

Item 14. Principal Accounting Fees and Services
Ernst & Young LLP has served as our independent auditor since 2019. Praxis incurred the following fees from Ernst & Young LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022
Audit fees(1)	$822,776	$796,500
Audit-related fees(2)	—	—
Tax fees(3)	61,767	98,169
All other fees(4)	—	5,180
Total fees	884,543	899,849
______________________
(1) Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with a follow-on public offering, and services that are normally provided by Ernst & Young LLP, such as comfort letters, in connection with statutory and regulatory filings or engagements.
(2) There were no audit-related fees billed in 2023 or 2022.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 100 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(a)(2) Financial Statement Schedules.
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(a)(3) List of Exhibits

3.1
Amended and Restated Certificate of Incorporation of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 20, 2020)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39620) filed on December 1, 2023)

3.3	Amended and Restated Bylaws of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 7, 2022)
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

4.3	Description of Securities of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)
4.4	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on June 20, 2023)
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
10.3#
Praxis Precision Medicines, Inc. 2017 Stock Incentive Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on March 17, 2021)

10.4#
Praxis Precision Medicines, Inc. 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.5#
Form of Incentive Stock Option Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.6#
Form of Non-Qualified Stock Option Agreement for Company Employees under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.7#
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.8#
Form of Restricted Stock Award Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.9#
Form of Restricted Stock Award Agreement for Company Employees under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.10#
Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.11#
Praxis Precision Medicines, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.12#
Praxis Precision Medicines, Inc. 2024 Inducement Plan and Forms of Award Agreements thereunder (incorporated by referenced to the Registrant's Registration Statement on Form S-8 (File No. 333-276786) filed on January 31, 2024)

10.13#
Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Marcio Souza (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)

10.14#
Amended and Restated Employment Agreement, dated May 13, 2021, by and between Praxis Precision Medicines, Inc. and Timothy Kelly (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 7, 2023)

10.15#*	Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Alex Nemiroff
10.16#
Separation Agreement, dated as of March 21, 2023, by and between the Registrant and Nicole Sweeny (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on March 21, 2023)

10.17#*	Non-Employee Director Compensation Policy
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

10.20
Sublease, dated May 27, 2021, by and between CBRE, Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on June 2, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Praxis Precision Medicines, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAXIS PRECISION MEDICINES, INC.

Date: March 5, 2024	By:	/s/ Marcio Souza
Marcio Souza Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Marcio Souza and Timothy Kelly, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marcio Souza	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2024
Marcio Souza

/s/ Timothy Kelly	Chief Financial Officer (Principal Financial Officer)	March 5, 2024
Timothy Kelly

/s/ Lauren Mastrocola	Principal Accounting Officer	March 5, 2024
Lauren Mastrocola

/s/ Dean Mitchell	Chairman of the Board	March 5, 2024
Dean Mitchell

/s/ Jeffrey Chodakewitz	Director	March 5, 2024
Jeffrey Chodakewitz, M.D.

/s/ Merit Cudkowicz	Director	March 5, 2024
Merit Cudkowicz, M.D.

/s/ Jill DeSimone	Director	March 5, 2024
Jill DeSimone

/s/ Gregory Norden	Director	March 5, 2024
Gregory Norden

/s/ William Young	Director	March 5, 2024
William Young