Form 10-Q
period 2024-03-31
Praxis Precision Medicines, Inc.
filed 2024-05-13
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 9, 2024, the registrant had 17,107,887 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$151,980	$81,300
Marketable securities	55,436	—
Prepaid expenses and other current assets	4,388	3,580
Total current assets	211,804	84,880
Long-term marketable securities	35,873	—
Property and equipment, net	476	588
Operating lease right-of-use assets	1,840	2,064
Other non-current assets	416	416
Total assets	$250,409	$87,948
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,404	$5,815
Accrued expenses	6,976	7,416
Operating lease liabilities	1,158	1,126
Current portion of deferred revenue	1,256	1,392
Total current liabilities	18,794	15,749
Long-term liabilities:
Non-current portion of operating lease liabilities	1,066	1,369
Non-current portion of deferred revenue	866	1,161
Total liabilities	20,726	18,279
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 13,258,047 shares issued and outstanding as of March 31, 2024, and 8,791,877 shares issued and outstanding as of December 31, 2023	13	13
Additional paid-in capital	923,141	723,577
Accumulated other comprehensive income	3	—
Accumulated deficit	(693,474)	(653,921)
Total stockholders’ equity	229,683	69,669
Total liabilities and stockholders’ equity	$250,409	$87,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$431	$683
Operating expenses:
Research and development	26,984	25,504
General and administrative	15,333	13,270
Total operating expenses	42,317	38,774
Loss from operations	(41,886)	(38,091)
Other income:
Other income, net	2,333	636
Total other income	2,333	636
Net loss	$(39,553)	$(37,455)
Net loss per share attributable to common stockholders, basic and diluted[1]	$(2.84)	$(10.58)
Weighted average common shares outstanding, basic and diluted[1]	13,904,374	3,540,185
1 Results have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 28, 2023. See Note 2 for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(39,553)	$(37,455)
Change in unrealized gains on marketable securities, net of tax	3	154
Comprehensive loss	$(39,550)	$(37,301)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669
Stock-based compensation expense	—	—	14,475	—	—	14,475
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $10,836	3,802,025	—	161,649	—	—	161,649
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $376	209,852	—	6,169	—	—	6,169
Issuance of common stock from a collaboration and license agreement	443,253	—	17,265	—	—	17,265
Vesting of restricted stock units	11,095	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,689)	—	(137)	—	—	(137)
Issuance of common stock upon exercise of stock options	3,634	—	143	—	—	143
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	3	3
Net loss	—	—	—	(39,553)	—	(39,553)
Balance at March 31, 2024	13,258,047	$13	$923,141	$(693,474)	$3	$229,683

	Common Stock[1]		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	3,292,163	$5	$606,918	$(530,644)	$(173)	$76,106
Stock-based compensation expense	—	—	7,593	—	—	7,593
Issuance of common stock from at-the-market public offerings, net of commission costs of $560	560,253	1	18,095	—	—	18,096
Vesting of restricted stock units	11,516	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(2,875)	—	(127)	—	—	(127)
Issuance of common stock upon exercise of stock options	2,970	—	101	—	—	101
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	154	154
Net loss	—	—	—	(37,455)	—	(37,455)
Balance at March 31, 2023	3,864,027	$6	$632,580	$(568,099)	$(19)	$64,468
1 Results have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 28, 2023. See Note 2 for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,553)	$(37,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	112	106
Stock-based compensation expense	14,475	7,593
Non-cash operating lease expense	224	201
Amortization of premiums and discounts on marketable securities, net	(84)	45
Non-cash collaboration and license agreement expense	2,500	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(808)	1,771
Accounts payable	3,589	2,314
Accrued expenses	(608)	(6,498)
Operating lease liabilities	(271)	(240)
Deferred revenue	(431)	(683)
Other	(2)	—
Net cash used in operating activities	(20,857)	(32,846)
Cash flows from investing activities:
Purchases of marketable securities	(91,220)	—
Maturities of marketable securities	—	34,000
Net cash (used in) provided by investing activities	(91,220)	34,000
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	161,649	—
Issuance of common stock from collaboration and license agreement	14,765	—
Proceeds from at-the-market offerings, net of issuance and commission costs	6,337	18,096
Payments of tax withholdings related to vesting of restricted stock units	(137)	(127)
Proceeds from exercise of stock options and employee stock purchase plan purchases	143	101
Net cash provided by financing activities	182,757	18,070
Increase in cash, cash equivalents and restricted cash	70,680	19,224
Cash, cash equivalents and restricted cash, beginning of period	81,716	62,031
Cash, cash equivalents and restricted cash, end of period	$152,396	$81,255
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	151,980	80,839
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$152,396	$81,255
Supplemental disclosures of non-cash activities:
Issuance costs from at-the-market offering included in accrued expenses	$168	$—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system ("CNS"), disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For the Company's most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (formerly known as PRAX-944), it expects to announce topline results from the ongoing Phase 3 Essential3 clinical trials in essential tremor in the second half of 2024. Within the Company's PRAX-628 program, it announced positive results from its Photo-Paroxysmal Response ("PPR") study in the first quarter of 2024 and plans to initiate the first of two efficacy studies of PRAX-628 in focal onset seizures in the second half of 2024, with topline results expected in 2025. The Company plans to initiate a second PRAX-628 efficacy study in focal onset seizures in the first half of 2025, with topline results expected in the first half of 2026. The Company's PRAX-562 Phase 2 EMBOLD study was initiated in the first quarter of 2023, with cohorts in SCN2A-DEE and SCN8A-DEE; topline results are expected for both cohorts in the third quarter of 2024. For the Company's most advanced product candidate under the Solidus™ platform, elsunersen (formerly known as PRAX-222), it shared results from Part 1 of the EMBRAVE study in the fourth quarter of 2023, and is currently completing multiple global regulatory interactions in anticipation of starting the pivotal phase of the program later in 2024.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering and at-the-market offerings under its shelf registration statement, and from follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through March 31, 2024, the Company raised $785.3 million in aggregate cash proceeds from these transactions, net of issuance costs. In April 2024, the Company raised net proceeds of $215.8 million from a follow-on public offering of common stock and pre-funded warrants.
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
The Company has incurred recurring losses since its inception, including a net loss of $39.6 million for the three months ended March 31, 2024. In addition, as of March 31, 2024, the Company had an accumulated deficit of $693.5 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2024 of $243.3 million will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K, other than as noted below.
Reverse Stock Split
On November 28, 2023, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of its common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on November 28, 2023 (the "Effective Time").
As a result of the Reverse Stock Split, every 15 shares of the Company's issued and outstanding common stock were automatically reclassified into one validly issued, fully-paid and non-assessable share of common stock. Any fractional post-split shares as a result of the Reverse Stock Split were rounded down to the nearest whole post-split share. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All share amounts and per share amounts for the periods prior to the Effective Time disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the Reverse Stock Split on a retroactive basis.
Marketable Securities Classification
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
The Company classifies its investments in debt instruments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are included in the Company's condensed consolidated statements of operations. All of the Company's available-for-sale securities are available for use in its current operations. The Company classifies marketable securities as either cash equivalents, short-term, or long-term based on their stated maturity dates as it is more-likely-than-not that the Company will hold these assets through to their maturity dates.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. Financial statement disclosures for the three months ended March 31, 2024 and 2023 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods, or any future year or period.
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

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU No. 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments included in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280, including those with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expenses categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company only has one reportable segment and this ASU impacts disclosures only. The Company has determined that the effects of adopting the amendments in ASU 2023-07 will only impact its disclosures and not have a material impact on its consolidated financial position and the results of its operations when such amendment is adopted.
On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU No. 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and incomes taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively. The Company has determined that the effects of adopting the amendments in ASU 2023-09 will only impact its disclosures and will not have a material impact on its consolidated financial position and the results of its operations when such amendment is adopted.
3. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of March 31, 2024. The Company did not hold any cash equivalents or marketable securities as of December 31, 2023 (in thousands):

	As of March 31, 2024
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$15,971	$—	$—	$15,971
Debt securities issued by U.S. government agencies	17,889	—	—	17,889
Corporate debt securities	12,009	—	(1)	12,008
Commercial paper	2,450	—	(1)	2,449
Available-for-sale marketable securities:
Debt securities issued by U.S. government agencies	59,722	12	—	59,734
Corporate debt securities	26,602	—	(2)	26,600
Commercial paper	1,934	—	(3)	1,931
Other debt securities	3,046	—	(2)	3,044
Total cash equivalents and marketable securities	$139,623	$12	$(9)	$139,626
As of March 31, 2024, the Company had 33 securities with a total fair market value of $42.6 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. The Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	March 31, 2024	December 31, 2023
Within one year	$87,782	$—
After one year through five years	35,873	—
Total	$123,655	$—
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three months ended March 31, 2024 and 2023.
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
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2024 (in thousands). The Company did not hold any financial assets measured at fair value on a recurring basis as of December 31, 2023:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,971	$—	$—	$15,971
Debt securities issued by U.S. government agencies	17,889	—	—	17,889
Corporate debt securities	—	12,008	—	12,008
Commercial paper	—	2,449	—	2,449
Available-for-sale marketable securities:
Debt securities issued by U.S. government agencies	59,734	—	—	59,734
Corporate debt securities	—	26,600	—	26,600
Commercial paper	—	1,931	—	1,931
Other debt securities	—	3,044	—	3,044
	$93,594	$46,032	$—	$139,626
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued external research and development expenses	$4,717	$2,957
Accrued personnel-related expenses	1,661	3,716
Accrued other expenses	598	743
Total accrued expenses	$6,976	$7,416

6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. This lease qualifies as an operating lease.
7. Collaboration and License Agreements
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
The Company recognizes revenue for its research services performance obligation over time using an input method over the duration of the research services. During the three months ended March 31, 2024, the Company recognized $0.4 million in collaboration revenue related to the Collaboration Agreement in the condensed consolidated statement of operations. As of March 31, 2024, $2.1 million was included in deferred revenue in the condensed consolidated balance sheet, of which $1.3 million was classified as current.
Tenacia Collaboration and License Agreement
On January 4, 2024, the Company entered into an exclusive collaboration and license Agreement (“the License Agreement”) with Tenacia Biotechnology (Shanghai) Co., Ltd. (“Tenacia”), a China-based portfolio company of Bain Capital, which provides Tenacia an exclusive license to use certain intellectual property for the development and commercialization of ulixacaltamide and products containing ulixacaltamide in China, Hong Kong, Macau and Taiwan. Tenacia is solely responsible for the development and commercialization under the arrangement, with the exception of the associated manufacturing. The Company also entered into a Stock Purchase Agreement (“the Stock Purchase Agreement”) with BCPE Tenet Holdings Cayman, Ltd. (“BCPE”), a related party of Tenacia. Pursuant to the terms of the License Agreement, the Company was entitled to an up-front, non-refundable and non-creditable cash payment of $5.0 million, net of certain tax withholdings. In addition, the Company is eligible to receive $264.0 million in success-based development and commercialization milestone payments as well as tiered royalties on net sales. Pursuant to the terms of the Stock Purchase Agreement, the Company issued and sold 443,253 shares of its common stock to BCPE at a price per share of $22.5605 for aggregate gross proceeds of $10.0 million. The per share price was based on a 20% premium over the 30-day volume-weighted average price.
Under the terms of the License Agreement, the Company granted to Tenacia an exclusive license to use certain intellectual property for the development and commercialization of ulixacaltamide and products containing ulixacaltamide in China, Hong Kong, Macau and Taiwan. Tenacia is solely responsible for the development and commercialization under the arrangement, with the exception of the associated manufacturing.
The Company concluded that the License Agreement and the Stock Purchase Agreement is a combined arrangement since they were executed at the same time and in contemplation of each other with the same counterparty or a related party thereof and the combined arrangement falls within the scope of Topic 606.

The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the License Agreement, both of which were received in January 2024. During the three months ended March 31, 2024, the Company had not achieved any development or sales milestones or earned any royalties under the License Agreement.
The Company recorded the common stock sold to BCPE at its issuance date fair value of $38.95 per share, or $17.3 million in the aggregate, which exceeded the proceeds received which were calculated based on the 20% premium over the prior 30-day volume-weighted average price. Accordingly, there is no transaction price allocable to the performance obligation as of March 31, 2024. The Company accounted for the excess of the fair value of the equity securities issued over the total proceeds received as consideration paid to a customer for which no distinct good or service was transferred in exchange. As a result, the transaction gives rise to negative revenue on a cumulative basis in the amount of $2.5 million, which was recorded in research and development expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2024. For agreements where the licenses are considered separate performance obligations or represent the only performance obligation, the Company recognizes revenue at the point in time that the Company effectively grants the license, as the licenses or assignments represent functional intellectual property.
As of March 31, 2024, the Company did not have any receivables or deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through March 31, 2024 because no qualifying costs were incurred. During the three months ended March 31, 2024, the Company did not recognize any revenue associated with the combined arrangement.
8. Common Stock and Preferred Stock
Reverse Stock Split
On November 28, 2023, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of its common stock. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on November 28, 2023.
As a result of the Reverse Stock Split, every 15 shares of the Company's issued and outstanding common stock were automatically reclassified into one validly issued, fully-paid and non-assessable share of common stock. Any fractional post-split shares as a result of the Reverse Stock Split were rounded down to the nearest whole post-split share. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All share amounts and per share amounts for the period prior to the Effective Time disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the Reverse Stock Split on a retroactive basis.
Common Stock
As of March 31, 2024 and December 31, 2023, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of March 31, 2024 and December 31, 2023, the Company did not hold any treasury shares.
Follow-On Public Offerings
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

The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause either the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 9.99%, or the combined voting power of the securities beneficially owned by such holder, together with its affiliates, to exceed 9.99%. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. In the event of certain fundamental transactions where the consideration payable to the holders of shares of common stock consists solely of cash and/or marketable securities, the pre-funded warrants will automatically be deemed to be exercised in full pursuant to a cashless exercise effective immediately prior to and contingent upon the consummation of such transaction. As of March 31, 2024, none of the pre-funded warrants had been exercised and all remain outstanding.
January 2024 Public Offering
On January 16, 2024, the Company completed a public offering of: (i) an aggregate of 3,802,025 shares of its common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of commons stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause either the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%), or the combined voting power of the securities beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%). A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of March 31, 2024, none of the pre-funded warrants had been exercised and all remained outstanding.
The Company determined that the pre-funded warrants related to both the June 2023 and January 2024 public offerings are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	March 31, 2024	December 31, 2023
Shares reserved for exercise of outstanding stock options	1,084,026	666,163
Shares reserved for exercise of pre-funded warrants related to the June 2023 Financing	470,000	470,000
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	1,056,725	—
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	111,028	148,264
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	141,029	53,111
Shares reserved for future awards under the 2024 Inducement Plan	996,950	—
Shares reserved for vesting of restricted stock units	97,601	47,145
Total shares of authorized common stock reserved for future issuance	3,957,359	1,384,683
Preferred Stock
As of March 31, 2024 and December 31, 2023, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2024 Inducement Plan
In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. The total number of shares of common stock authorized for issuance under the Inducement Plan as of March 31, 2024 was 1,000,000 shares.
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of March 31, 2024 and December 31, 2023 was 1,100,833 shares and 661,240 shares, respectively.
2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of March 31, 2024 and December 31, 2023 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of March 31, 2024 and December 31, 2023 was 175,145 shares and 87,227 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	47,145	$202.27
Issued	65,333	43.35
Vested	(11,346)	316.60
Forfeited	(3,531)	35.63
Unvested as of March 31, 2024	97,601	$88.63

As of March 31, 2024, total unrecognized compensation cost related to unvested restricted stock units was $7.8 million, which is expected to be recognized over a weighted-average period of 2.34 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2023	666,163	$160.19
Granted	428,850	43.36
Exercised	(3,634)	39.30		$38
Cancelled or Forfeited	(7,353)	124.58
Outstanding as of March 31, 2024	1,084,026	$114.62	8.38	$14,197
Exercisable as of March 31, 2024	689,361	$129.09	8.06	$7,632
Vested and expected to vest as of March 31, 2024	1,084,026	$114.62	8.38	$14,197
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Risk-free interest rate	3.88%
Expected term (in years)	6.01
Expected volatility	88.75%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$32.70
As of March 31, 2024, total unrecognized compensation cost related to unvested stock options was $24.8 million, which is expected to be recognized over a weighted-average period of 1.88 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$5,598	$2,223
General and administrative	8,877	5,370
Total stock-based compensation expense	$14,475	$7,593
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	1,084,026	712,737
Unvested restricted stock units	97,601	50,317
Potential shares issuable under the 2020 ESPP	27,827	11,984
	1,209,454	775,038
Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the June 2023 and the January 2024 underwritten public offering are included in the calculation of basic weighted average number of common shares outstanding for the three months ended March 31, 2024. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of basic net loss per share from the date of issuance.
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
12. Subsequent Events
April 2024 Financing
On April 2, 2024 the Company completed a public offering of: (i) an aggregate of 3,849,558 shares of its common stock at a public offering price of $56.50 per share, including the underwriters' full exercise of their option to purchase 530,973 additional shares of common stock, and (ii) pre-funded warrants to purchase 221,238 shares of common stock at a public offering price of $56.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $215.8 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on March 5, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide (formerly known as PRAX-944), we expect to announce topline results from the Phase 3 Essential3 clinical trials in essential tremor, or ET, in the second half of 2024. Within our PRAX-628 program, we announced positive results from our Phase 2a Photo-Paroxysmal Response study in the first quarter of 2024 and plan to initiate the first of two efficacy studies of PRAX-628 in focal onset seizures in the second half of 2024, with topline results expected in 2025. We plan to initiate a second PRAX-628 efficacy study in focal onset seizures in the first half of 2025, with topline results expected in the first half of 2026. Our PRAX-562 Phase 2 EMBOLD study was initiated in the first quarter of 2023, with cohorts in SCN2A-DEE and SCN8A-DEE; topline results are expected for both cohorts in the third quarter of 2024. For our most advanced product candidate under the Solidus™ platform, elsunersen (formerly known as PRAX-222), we shared results from Part 1 of the EMBRAVE study in the fourth quarter of 2023, and are currently completing multiple global regulatory interactions in anticipation of starting the pivotal phase of the program later in 2024.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $39.6 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $693.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance our lead product candidate, ulixacaltamide, through the Phase 3 Essential3 clinical trial program for ET;
•advance our PRAX-562 product candidate in the EMBOLD clinical trial;
•advance elsunersen (formerly PRAX-222) into the pivotal stage of the program;
•advance our PRAX-628 product candidate into efficacy clinical trials for focal onset seizures;
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
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $243.3 million. We expect that our cash, cash equivalents, and marketable securities as of March 31, 2024, together with proceeds from our follow-on public offering in April 2024. will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2027. The analysis included consideration of our current financial needs and ongoing research and development plans. We have based this estimate on assumptions that may provide to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled, multiplied by the closing price per share of the common stock (as adjusted for the Reverse Stock Split) on the Nasdaq Global Select Market on November 28, 2023, the last trading day immediately preceding the Effective Time.
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 7 to our condensed consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. We recognized $0.4 million of collaboration revenue from the Collaboration Agreement during the three months ended March 31, 2024.
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

As a company operating in a virtual environment, a significant portion of our research and development costs have been external costs incurred by third-parties. We track direct external research and development expenses to specific platforms and product candidates upon commencement. Due to the number of ongoing studies and our ability to use resources across platforms, indirect or shared operating costs incurred for our research and development platforms, such as personnel, facility costs and certain consulting costs, are not recorded or maintained on a platform-specific basis.
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cerebrum™	$12,785	$11,135
Solidus™	1,190	3,602
Personnel-related (including stock-based compensation)	10,952	8,126
Other indirect research and development expenses	2,057	2,641
Total research and development expenses	$26,984	$25,504
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three months ended March 31, 2024 and 2023.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Collaboration revenue	$431	$683	$(252)
Operating expenses:
Research and development	26,984	25,504	1,480
General and administrative	15,333	13,270	2,063
Total operating expenses	42,317	38,774	3,543
Loss from operations	(41,886)	(38,091)	(3,795)
Other income:
Other income, net	2,333	636	1,697
Total other income	2,333	636	1,697
Net loss	$(39,553)	$(37,455)	$(2,098)
Collaboration Revenue
The $0.3 million decrease in collaboration revenue is associated with a decrease in the revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. Changes in revenue recognized each period reflect timing of research services provided and costs incurred.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended March 31,		Change
	2024	2023
Cerebrum™	$12,785	$11,135	$1,650
Solidus™	1,190	3,602	(2,412)
Personnel-related (including stock-based compensation)	10,952	8,126	2,826
Other indirect research and development expenses	2,057	2,641	(584)
Total research and development expenses	$26,984	$25,504	$1,480
The $1.5 million increase in research and development expenses was primarily attributable to the following:
•$2.8 million increase in personnel-related costs, primarily due to increased stock-based compensation expense;
•$1.7 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦a $5.2 million increase in spend for our ulixacaltamide program due to Essential3 study activity;
◦a $1.6 million decrease in spend for our PRAX-628 program due to prior year clinical-related spend;
◦a $1.0 million decrease in activities for our earlier stage assets due to prioritization of clinical-stage programs; and
◦a $0.7 million decrease in spend for our PRAX-562 program.
•$2.4 million decrease in expense related to our Solidus™ platform, primarily related to prior year toxicology and clinical pharmacology spend for elsunersen; and
•$0.6 million decrease in indirect expenses, none of which were individually significant.
General and Administrative Expense
The $2.0 million increase in general and administrative expenses was primarily attributable to the following:

•$2.9 million increase in personnel-related costs mainly due to increased stock-based compensation expense; and
•$0.9 million decrease in consulting expenses and professional fees.
Other Income
Other income for the three months ended March 31, 2024 and 2023 was comprised of interest income on our cash, cash equivalents, and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through March 31, 2024, we have raised $785.3 million in aggregate cash proceeds from such transactions, net of issuance costs. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $243.3 million.
In November 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acted as sales agent. We terminated the 2021 Sales Agreement in June 2023.
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
In December 2023, we entered into an Open Market Sale Agreement, or the 2023 Sales Agreement, with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the three months ended March 31, 2024, we issued and sold an aggregate of 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million, after deducting commissions and offering expenses payable by us.
On January 16, 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
In March 2024, we entered into an Open Market Sale Agreement, or the 2024 Sales Agreement, with Jefferies, to provide for the offering, issuance, and sale of up to an aggregate amount of $150.0 million of common stock in at-the-market offerings. During the three months ended March 31, 2024, we issued and sold an aggregate of 17,662 shares under the 2024 Sales Agreement for aggregate net proceeds of $0.9 million, after deducting commissions and offering expenses payable by us.

On April 2, 2024, we completed a public offering of: (i) an aggregate of 3,849,558 shares of our common stock at a public offering price of $56.50 per share, including the underwriters' full exercise of their option to purchase 530,973 additional shares of common stock, and (ii) pre-funded warrants to purchase 221,238 shares of common stock at a public offering price of $56.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $215.8 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(20,857)	$(32,846)
Investing activities	(91,220)	34,000
Financing activities	182,757	18,070
Net increase in cash, cash equivalents and restricted cash	$70,680	$19,224
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
During the three months ended March 31, 2024, net cash used in operating activities of $20.9 million was primarily due to our $39.6 million net loss, partially offset by $1.5 million in changes in operating assets and liabilities primarily related to an increase in accounts payable and $17.2 million of non-cash charges primarily related to stock-based compensation.
During the three months ended March 31, 2023, net cash used in operating activities of $32.8 million was primarily due to our $37.5 million net loss and $3.3 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses, partially offset by $7.9 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities of $91.2 million was related to purchases of marketable securities.
During the three months ended March 31, 2023, net cash provided by investing activities of $34.0 million was related to maturities of marketable securities.
Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities of $182.8 million consisted primarily of net proceeds from our January 2024 follow-on public offering, our at-the-market offerings and our collaboration and license agreement with Tenacia.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2024, together with proceeds from our April 2024 public offering, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K filed with the SEC on March 5, 2024, other than as disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because cash, cash equivalents and marketable securities we may hold at any time may be in the form of money market funds or marketable debt securities or may be invested in U.S. Treasury and U.S. government agency obligations. However, because of the low risk profile of the instruments in our portfolio at any given time, an immediate change in market interest rates of 100 basis points would not have a material impact on our financial position or results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
Other than as previously disclosed on our Current Report on Form 8-K filed with the SEC on January 10, 2024, we did not make any sales of unregistered securities during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)    Insider Trading Arrangements and Policies.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 20, 2020).

3.2	Amended and Restated Bylaws of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 7, 2022).

4.1	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 12, 2024

4.2	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on March 29, 2024

10.1
Praxis Precision Medicines, Inc. 2024 Inducement Plan and Forms of Award Agreements thereunder (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-276786 filed on January 31, 2024)

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

PRAXIS PRECISION MEDICINES, INC.

Date:	May 13, 2024	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 13, 2024	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)