Form 10-Q
period 2024-09-30
Praxis Precision Medicines, Inc.
filed 2024-11-06
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 1, 2024, the registrant had 18,637,777 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$168,645	$81,300
Marketable securities	188,387	—
Prepaid expenses and other current assets	3,016	3,580
Total current assets	360,048	84,880
Long-term marketable securities	54,141	—
Property and equipment, net	277	588
Operating lease right-of-use assets	1,374	2,064
Other non-current assets	416	416
Total assets	$416,256	$87,948
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,010	$5,815
Accrued expenses	15,457	7,416
Operating lease liabilities	1,224	1,126
Current portion of deferred revenue	1,170	1,392
Total current liabilities	32,861	15,749
Long-term liabilities:
Non-current portion of operating lease liabilities	436	1,369
Non-current portion of deferred revenue	293	1,161
Total liabilities	33,590	18,279
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 17,785,697 shares issued and outstanding as of September 30, 2024, and 8,791,877 shares issued and outstanding as of December 31, 2023	14	13
Additional paid-in capital	1,159,382	723,577
Accumulated other comprehensive gain	1,331	—
Accumulated deficit	(778,061)	(653,921)
Total stockholders’ equity	382,666	69,669
Total liabilities and stockholders’ equity	$416,256	$87,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$302	$468	$1,090	$1,932
Operating expenses:
Research and development	41,881	17,260	96,125	68,378
General and administrative	15,256	8,724	41,174	32,121
Total operating expenses	57,137	25,984	137,299	100,499
Loss from operations	(56,835)	(25,516)	(136,209)	(98,567)
Other income:
Other income, net	4,925	884	12,069	2,168
Total other income	4,925	884	12,069	2,168
Net loss	$(51,910)	$(24,632)	$(124,140)	$(96,399)
Net loss per share attributable to common stockholders, basic and diluted[1]	$(2.75)	$(2.72)	$(7.21)	$(16.73)
Weighted average common shares outstanding, basic and diluted[1]	18,884,562	9,039,427	17,210,604	5,763,121
1 Results have been retroactively adjusted to reflect the 1-for-15 reverse stock split effected on November 28, 2023. See Note 2 for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(51,910)	$(24,632)	$(124,140)	$(96,399)
Change in unrealized gain on marketable securities, net of tax	1,402	—	1,331	173
Comprehensive loss	$(50,508)	$(24,632)	$(122,809)	$(96,226)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669
Stock-based compensation expense	—	—	14,475	—	—	14,475
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $10,836	3,802,025	—	161,649	—	—	161,649
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $376	209,852	—	6,169	—	—	6,169
Issuance of common stock from a collaboration and license agreement	443,253	—	17,265	—	—	17,265
Vesting of restricted stock units	11,095	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,689)	—	(137)	—	—	(137)
Issuance of common stock upon exercise of stock options	3,634	—	143	—	—	143
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	3	3
Net loss	—	—	—	(39,553)	—	(39,553)
Balance at March 31, 2024	13,258,047	$13	$923,141	$(693,474)	$3	$229,683
Stock-based compensation expense	—	—	5,878	—	—	5,878
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $14,013	3,849,558	1	215,987	—	—	215,988
Issuance of common stock from exercise of pre-funded warrants	622,123	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	25,146	—	311	—	—	311
Vesting of restricted stock units	726	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(242)	—	(13)	—	—	(13)
Issuance of common stock upon exercise of stock options	148	—	4	—	—	4
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(74)	(74)
Net loss	—	—	—	(32,677)	—	(32,677)
Balance at June 30, 2024	17,755,506	$14	$1,145,308	$(726,151)	$(71)	$419,100
Stock-based compensation expense	—	—	12,432	—	—	12,432
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $70	25,189	—	1,442	—	—	1,442
Issuance of common stock from exercise of stock options	4,971	—	201	—	—	201
Vesting of restricted stock units	51	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(20)	—	(1)	—	—	(1)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	1,402	1,402
Net loss	—	—	—	(51,910)	—	(51,910)
Balance at September 30, 2024	17,785,697	$14	$1,159,382	$(778,061)	$1,331	$382,666
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

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(124,140)	$(96,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	311	321
Stock-based compensation expense	32,785	19,131
Non-cash operating lease expense	690	619
Amortization of premiums and discounts on marketable securities, net	(3,620)	47
Non-cash collaboration and license agreement expense	2,500	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	564	8,109
Accounts payable	9,195	(7,556)
Accrued expenses	8,005	(8,871)
Operating lease liabilities	(835)	(744)
Deferred revenue	(1,090)	(1,932)
Net cash used in operating activities	(75,635)	(87,275)
Cash flows from investing activities:
Purchases of marketable securities	(302,101)	—
Maturities of marketable securities	64,525	39,000
Net cash (used in) provided by investing activities	(237,576)	39,000
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	377,636	63,439
Issuance of common stock from collaboration and license agreement	14,765	—
Proceeds from at-the-market offerings, net of issuance and commission costs	7,647	24,128
Payments of tax withholdings related to vesting of restricted stock units	(151)	(132)
Proceeds from exercise of stock options and employee stock purchase plan purchases	659	310
Net cash provided by financing activities	400,556	87,745
Increase in cash, cash equivalents and restricted cash	87,345	39,470
Cash, cash equivalents and restricted cash, beginning of period	81,716	62,031
Cash, cash equivalents and restricted cash, end of period	$169,061	$101,501
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	168,645	101,085
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$169,061	$101,501
Supplemental disclosures of non-cash activities:
Issuance costs from at-the-market offering included in accrued expenses	$36	$—
Offering costs from follow-on offering included in accounts payable	$—	$184
Purchases of property and equipment included in accounts payable	$—	$50
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system ("CNS"), disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For the Company's most advanced product candidate under the Cerebrum™ platform, ulixacaltamide, our Phase 3 Essential3 clinical trials in essential tremor are ongoing. The Company is planning to conduct an interim analysis in the first quarter of 2025. Within the Company's vormatrigine program (formerly known as PRAX-628), it announced positive results from its Photo-Paroxysmal Response ("PPR") study in the first quarter of 2024, and the Company has initiated or plans to initiate four studies to generate patient eligibility, efficacy, safety and pharmacokinetics (PK) data for the program. The Company initiated an observational study of vormatrigine in patients with epilepsy in the third quarter of 2024, and has initiated or plans to initiate three efficacy studies. The first efficacy study will be an open label eight-week study in patients with focal onset seizures or generalized epilepsy expected to be initiated in the fourth quarter of 2024, with topline results expected in the first half of 2025. The Company also initiated a double-blind, placebo-controlled, 12-week study in focal onset seizures in the fourth quarter of 2024, with topline results expected in the second half of 2025, and plans to initiate a third efficacy study in the first half of 2025. Within the Company's relutrigine (formerly known as PRAX-562) program, it announced positive topline results from the first cohort of the EMBOLD study in the third quarter of 2024, and has initiated enrollment of the second cohort, with topline results expected in the first half of 2026. For the Company's most advanced product candidate under the Solidus™ platform, elsunersen (formerly known as PRAX-222), it shared results from Part 1 of the EMBRAVE study in the fourth quarter of 2023, and has initiated the first arm of the global confirmatory study in Brazil. It is currently completing multiple global regulatory interactions to further expand the pivotal phase of the program later in 2024.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering and at-the-market offerings under its shelf registration statement, and from follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through September 30, 2024, the Company raised $1.0 billion in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $124.1 million for the nine months ended September 30, 2024. In addition, as of September 30, 2024, the Company had an accumulated deficit of $778.1 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2024 of $411.2 million will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K, other than as noted below.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. Financial statement disclosures for the three and nine months ended September 30, 2024 and 2023 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods, or any future year or period.
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
3. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of September 30, 2024 (in thousands). The Company did not hold any cash equivalents or marketable securities as of December 31, 2023.

	As of September 30, 2024
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$81,359	$—	$—	$81,359
Available-for-sale marketable securities:
Debt securities issued by U.S. government agencies	143,283	900	—	144,183
Corporate debt securities	74,715	370	—	75,085
Commercial paper	18,543	45	—	18,588
Other debt securities	4,656	16	—	4,672
Total cash equivalents and marketable securities	$322,556	$1,331	$—	$323,887
As of September 30, 2024, the Company had 3 securities with a total fair market value of $8.0 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. The Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	September 30, 2024	December 31, 2023
Within one year	$188,387	$—
After one year through five years	54,141	—
Total	$242,528	$—
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and nine months ended September 30, 2024 and 2023.
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
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2024 (in thousands). The Company did not hold any financial assets measured at fair value on a recurring basis as of December 31, 2023.

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$81,359	$—	$—	$81,359
Available-for-sale marketable securities:
Debt securities issued by U.S. government agencies	144,183	—	—	144,183
Corporate debt securities	—	75,085	—	75,085
Commercial paper	—	18,588	—	18,588
Other debt securities	—	4,672	—	4,672
	$225,542	$98,345	$—	$323,887
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued external research and development expenses	$11,756	$2,957
Accrued personnel-related expenses	3,162	3,716
Accrued other expenses	539	743
Total accrued expenses	$15,457	$7,416
6. Commitments and Contingencies

In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within other non-current assets on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. This lease qualifies as an operating lease.
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
The Company recognizes revenue for its research services performance obligation over time using an input method over the duration of the research services. During the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $1.1 million, respectively, in collaboration revenue related to the Collaboration Agreement in the condensed consolidated statement of operations. As of September 30, 2024, $1.5 million was included in deferred revenue in the condensed consolidated balance sheet, of which $1.2 million was classified as current.
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

The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the License Agreement, both of which were received in January 2024. During the three and nine months ended September 30, 2024, the Company had not achieved any development or sales milestones or earned any royalties under the License Agreement.
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
As of September 30, 2024, the Company did not have any receivables or deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through September 30, 2024 because no qualifying costs were incurred. During the three and nine months ended September 30, 2024, the Company did not recognize any revenue associated with the combined arrangement.
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
Common Stock
As of September 30, 2024 and December 31, 2023, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of September 30, 2024 and December 31, 2023, the Company did not hold any treasury shares.
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

During the nine months ended September 30, 2024, all pre-funded warrants associated with this offering were exercised via a cashless exercise, resulting in 469,981 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of September 30, 2024, there were no pre-funded warrants associated with this offering outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. During the nine months ended September 30, 2024, 152,145 pre-funded warrants were exercised via a cashless exercise, resulting in 152,142 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of September 30, 2024, a total of 904,580 pre-funded warrants associated with this offering remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of September 30, 2024, none of the pre-funded warrants had been exercised and all remained outstanding.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	September 30, 2024	December 31, 2023
Shares reserved for exercise of outstanding stock options	1,829,324	666,163
Shares reserved for exercise of pre-funded warrants related to the June 2023 Financing	—	470,000
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	904,580	—
Shares reserved for exercise of pre-funded warrants related to the April 2024 Financing	221,238	—
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	115,058	148,264
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	115,883	53,111
Shares reserved for future awards under the 2024 Inducement Plan	112,774	—
Shares reserved for vesting of restricted stock units	222,674	47,145
Total shares of authorized common stock reserved for future issuance	3,521,531	1,384,683
Preferred Stock
As of September 30, 2024 and December 31, 2023, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2024 Inducement Plan
In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. The total shares of common stock initially authorized for issuance under the Inducement Plan was 1,000,000. In June 2024, the common stock authorized for issuance under the Inducement Plan was reduced by 870,000 shares following stockholder approval of an increase in the shares available for grant under the 2020 Stock Option and Incentive Plan (the "2020 Plan"). The total number of shares of common stock authorized for issuance under the Inducement Plan as of September 30, 2024 was 130,000 shares.
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Plan as of September 30, 2024 and December 31, 2023 was 1,970,833 shares and 661,240 shares, respectively.
2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of September 30, 2024 and December 31, 2023 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of September 30, 2024 and December 31, 2023 was 175,145 shares and 87,227 shares, respectively.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	47,145	$202.27
Issued	197,097	51.98
Vested	(11,856)	309.13
Forfeited	(9,712)	54.86
Unvested as of September 30, 2024	222,674	$69.98
As of September 30, 2024, total unrecognized compensation cost related to unvested restricted stock units was $11.9 million, which is expected to be recognized over a weighted-average period of 2.84 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2023	666,163	$160.19
Granted	1,195,546	51.43
Exercised	(8,753)	39.75		$134
Cancelled or Forfeited	(23,632)	127.76
Outstanding as of September 30, 2024	1,829,324	$90.08	8.71	$12,800
Exercisable as of September 30, 2024	878,111	$121.03	7.93	$6,963
Vested and expected to vest as of September 30, 2024	1,829,324	$90.08	8.71	$12,800
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Risk-free interest rate	4.06%	4.01%
Expected term (in years)	6.00	6.00
Expected volatility	101.00%	96.48%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$45.95	$40.73
As of September 30, 2024, total unrecognized compensation cost related to unvested stock options was $43.6 million, which is expected to be recognized over a weighted-average period of 2.55 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$4,640	$2,035	$12,298	$6,176
General and administrative	7,792	3,728	20,487	12,955
Total stock-based compensation expense	$12,432	$5,763	$32,785	$19,131
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding stock options	1,829,324	658,417	1,829,324	658,417
Unvested restricted stock units	222,674	42,241	222,674	42,241
Potential shares issuable under the 2020 ESPP	7,391	10,780	7,391	10,780
	2,059,389	711,438	2,059,389	711,438
Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the June 2023, January 2024, and April 2024 underwritten public offering are included in the calculation of basic weighted average number of common shares outstanding for the three and nine months ended September 30, 2024. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of basic net loss per share from the date of issuance.
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
Overview
We are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across movement disorders and epilepsy. For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide, our Phase 3 Essential3 clinical trials in essential tremor, or ET, are ongoing. We are planning to conduct an interim analysis in the first quarter of 2025. Within our vormatrigine program (formerly known as PRAX-628), we announced positive results from our Photo-Paroxysmal Response ("PPR") study in the first quarter of 2024, and have initiated or plan to initiate four studies to generate patient eligibility, efficacy, safety and pharmacokinetics (PK) data for the program. We initiated an observational study of vormatrigine in patients with epilepsy in the third quarter of 2024, and iniatiated or plan to initiate three efficacy studies. The first efficacy study will be an open label eight-week study in patients with focal onset seizures or generalized epilepsy to be initiated in the fourth quarter of 2024, with topline results expected in the first half of 2025. We have also initiated a double-blind, placebo-controlled, 12-week study in focal onset seizures in the fourth quarter of 2024, with topline results expected in the second half of 2025, and plan to initiate a third efficacy study in the first half of 2025. Within our relutrigine program (formerly known as PRAX-562), we announced positive topline results from the first cohort of our EMBOLD study in the third quarter of 2024, and have initiated enrollment of the second cohort, with topline results expected in the first half of 2026. For our most advanced product candidate under the Solidus™ platform, elsunersen (formerly known as PRAX-222), we shared results from Part 1 of the EMBRAVE study in the fourth quarter of 2023, and have initiated the first arm of our global confirmatory study in Brazil. We are currently completing multiple global regulatory interactions to further expand the pivotal phase of the program later in 2024.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $124.1 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $778.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance our lead product candidate, ulixacaltamide, through the Phase 3 Essential3 clinical trial program for ET;
•advance relutrigine (formally PRAX-562) in the EMBOLD and EMERALD clinical trials;
•advance elsunersen (formerly PRAX-222) into the pivotal stage of the program;
•advance vormatrigine (formerly PRAX-628) into efficacy clinical trials for focal onset seizures or generalized epilepsy;
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
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $411.2 million. We expect that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2027. The analysis included consideration of our current financial needs and ongoing research and development plans. We have based this estimate on assumptions that may provide to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 7 to our condensed consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. We recognized $0.3 million and $1.1 million, respectively, of collaboration revenue from the Collaboration Agreement during the three and nine months ended September 30, 2024, compared to $0.5 million and $1.9 million, respectively, during the three and nine months ended September 30, 2023.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cerebrum™	$27,474	$5,832	$55,226	$23,857
Solidus™	1,327	2,806	4,197	16,330
Personnel-related (including stock-based compensation)	10,863	6,840	30,265	21,744
Other indirect research and development expenses	2,217	1,782	6,437	6,447
Total research and development expenses	$41,881	$17,260	$96,125	$68,378
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three and nine months ended September 30, 2024 and 2023.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2024	2023
Collaboration revenue	$302	$468	$(166)
Operating expenses:
Research and development	41,881	17,260	24,621
General and administrative	15,256	8,724	6,532
Total operating expenses	57,137	25,984	31,153
Loss from operations	(56,835)	(25,516)	(31,319)
Other income:
Other income, net	4,925	884	4,041
Total other income	4,925	884	4,041
Net loss	$(51,910)	$(24,632)	$(27,278)
Collaboration Revenue
The $0.2 million decrease in collaboration revenue is associated with a decrease in the revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. Changes in revenue recognized each period reflect timing of research services provided and costs incurred.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended September 30,		Change
	2024	2023
Cerebrum™	$27,474	$5,832	$21,642
Solidus™	1,327	2,806	(1,479)
Personnel-related (including stock-based compensation)	10,863	6,840	4,023
Other indirect research and development expenses	2,217	1,782	435
Total research and development expenses	$41,881	$17,260	$24,621
The $24.6 million increase in research and development expenses was primarily attributable to the following:
•$21.6 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦a $15.7 million increase in spend for our ulixacaltamide program, primarily due to Essential3 study spend, as well as Phase 1 trial spend, partially offset by completion of our Essential1 study in the prior year;
◦a $5.4 million increase in spend for our vormatrigine program, primarily related to current quarter POWER1, RADIANT and EMPOWER study startup activities, Phase 1 trial spend and manufacturing spend; and
◦a $0.5 million increase in spend for our relutrigine program, primarily related to the EMBOLD Phase 2 clinical trial.
•$4.0 million increase in personnel-related costs, including stock-based compensation expense, due to increased headcount;
•$0.4 million increase in indirect expenses driven primarily by consulting spend; and
•$1.5 million decrease in expense related to our Solidus™ platform, driven by prior year spend associated with our elsunersen program.
General and Administrative Expense

The $6.5 million increase in general and administrative expenses was primarily attributable to the following:
•$4.6 million increase in personnel-related costs, mainly due to increased stock-based compensation expense;
•$1.4 million increase in professional expenses mainly due to increased legal, audit and other consulting expenses; and
•$0.5 million increase in other expenses, none of which were individually significant.
Other Income
Other income for the three months ended September 30, 2024 was comprised of interest income on our cash, cash equivalents, and marketable securities and investment premium and discount amortization. Other income for the three months ended September 30, 2023 was compromised of interest income on our cash and cash equivalents.
Results of Operations
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023
Collaboration revenue	$1,090	$1,932	$(842)
Operating expenses:
Research and development	96,125	68,378	27,747
General and administrative	41,174	32,121	9,053
Total operating expenses	137,299	100,499	36,800
Loss from operations	(136,209)	(98,567)	(37,642)
Other income:
Other income, net	12,069	2,168	9,901
Total other income	12,069	2,168	9,901
Net loss	$(124,140)	$(96,399)	$(27,741)
Collaboration Revenue
The $0.8 million decrease in collaboration revenue is associated with a decrease in the revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. Changes in revenue recognized each period reflect timing of research services provided and costs incurred.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023
Cerebrum™	$55,226	$23,857	$31,369
Solidus™	4,197	16,330	(12,133)
Personnel-related (including stock-based compensation)	30,265	21,744	8,521
Other indirect research and development expenses	6,437	6,447	(10)
Total research and development expenses	$96,125	$68,378	$27,747
The $27.7 million increase in research and development expenses was primarily attributable to the following:

•$31.4 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦a $29.5 million increase in spend for our ulixacaltamide program, primarily due to clinical-related activities for our Phase 3 program in ulixacaltamide and Phase 1 trial spend, partially offset by prior year Essential1 study activity;
◦a $3.2 million increase in clinical-related spend for our vormatrigine program, primarily driven by current quarter POWER1, RADIANT, and EMPOWER study startup activities and manufacturing spend;
◦a $0.3 million increase in spend for our relutrigine program related to our EMBOLD study; and
◦a $1.6 million decrease in activities for our earlier stage assets.
•$12.1 million decrease in expense related to our Solidus™ platform, driven by a prior year $6.9 million milestone payment due to Ionis Pharmaceuticals Inc., or Ionis, upon initiation of our elsunersen EMBRAVE study, as well as prior year study activity; and
•$8.5 million increase in personnel-related costs, primarily stock-based compensation expense.
General and Administrative Expense
The $9.1 million increase in general and administrative expenses was primarily attributable to the following:
•$8.3 million increase in personnel-related costs mainly due to increased stock-based compensation expense;
•$0.3 million increase in professional fees, primarily audit fees; and
•$0.5 million increase in other expenses, none of which were individually significant.
Other Income
Other income for the nine months ended September 30, 2024 and 2023 was comprised of interest income on our cash, cash equivalents, and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through September 30, 2024, we have raised $1.0 billion in aggregate cash proceeds from such transactions, net of issuance costs. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $411.2 million.
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
On January 16, 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of September 30, 2024, 152,145 warrants associated with this offering were exercised on a cashless basis with no cash proceeds received by the Company.
In March 2024, we entered into an Open Market Sale Agreement, or the 2024 Sales Agreement, with Jefferies, to provide for the offering, issuance, and sale of up to an aggregate amount of $150.0 million of common stock in at-the-market offerings. During the nine months ended September 30, 2024, we issued and sold an aggregate of 42,851 shares under the 2024 Sales Agreement for aggregate net proceeds of $2.3 million, after deducting commissions and offering expenses payable by us.
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
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(75,635)	$(87,275)
Investing activities	(237,576)	39,000
Financing activities	400,556	87,745
Net increase in cash, cash equivalents and restricted cash	$87,345	$39,470
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
During the nine months ended September 30, 2024, net cash used in operating activities of $75.6 million was primarily due to our $124.1 million net loss, partially offset by $15.8 million in changes in operating assets and liabilities primarily related to increases in accounts payable and accrued expenses, and $32.7 million of non-cash charges primarily related to stock-based compensation.
During the nine months ended September 30, 2023, net cash used in operating activities of $87.3 million was primarily due to our $96.4 million net loss and $11.0 million in changes in operating assets and liabilities primarily related to decreases in accrued expenses and accounts payable, partially offset by $20.1 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities of $237.6 million was primarily related to purchases of marketable securities partially offset by maturities of marketable securities.
During the nine months ended September 30, 2023, net cash provided by investing activities of $39.0 million was related to maturities of marketable securities.
Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities of $400.6 million consisted primarily of net proceeds from our January 2024 and April 2024 follow-on public offerings, our at-the-market offerings and our collaboration and license agreement with Tenacia.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)    Insider Trading Arrangements and Policies.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Praxis Precision Medicines, Inc. 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39620) filed on June 6, 2024)

10.2
Employment Agreement Amendment Letter, dated October 11, 2024, by and between Marcio Souza and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39620) filed on October 15, 2024)

10.3
Employment Agreement Amendment Letter, dated October 11, 2024, by and between Timothy Kelly and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39620) filed on October 15, 2024)

10.4
Employment Agreement Amendment Letter, dated October 11, 2024, by and between Alex Nemiroff and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39620) filed on October 15, 2024)

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

PRAXIS PRECISION MEDICINES, INC.

Date:	November 6, 2024	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)