Form 10-K
period 2024-12-31
Praxis Precision Medicines, Inc.
filed 2025-02-28
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 28, 2024 as reported by the Nasdaq Global Select Market on such date was approximately $733.0 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 26, 2025, the registrant had 20,163,250 shares of common stock, $0.0001 par value per share, outstanding.

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

•The development and commercialization of drug products is highly uncertain and subject to extensive regulation, and the regulatory approval processes of the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.

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

•Our business is subject to economic, political, regulatory and other risks.

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
Cerebrum™ (small molecule platform)
We have built Cerebrum™, enabled by innovative computational and experimental tools, to discover and develop first- and best-in-class CNS small molecule therapies. Our world-class ion channel discovery science team, along with external collaborators, accelerate our ability to create and execute novel screening cascades for our selected genetic targets. Fundamental to advancement of candidates are our multiscale disease models that link genetic cause to network function to elucidate novel drivers of disease phenotype. We employ translational biomarkers such as quantitative electroencephalography, or qEEG, to guide dose selection, with the goal of improving probability of success in the clinic. The precision application of our candidates is guided by genomics and informatics to identify, stratify and activate patients for trial recruitment and execution. To date, Cerebrum™ has generated three clinical stage product candidates, ulixacaltamide (formerly known as PRAX-944), vormatrigine (formerly known as PRAX-628) and relutrigine (formerly known as PRAX-562), as well as PRAX-020 which has been in-licensed by UCB Biopharma SRL, or UCB. Cerebrum™ has the potential to continue delivering first- and best-in-class orally available therapies for genetic CNS targets.
Solidus™ (ASO platform)
We have built Solidus™ to discover and develop first- and best-in-class ASOs with high probability of advancement into the clinic. Solidus™ is enabled by our proprietary, computational workflow to discover ASOs with desired drug-like properties to optimize for up/down-regulation, avoidance of toxic motifs and optimization of binding affinity and specificity. Led by our clinical-stage product candidate, elsunersen (formerly known as PRAX-222), Solidus™ has also generated three novel ASOs with preclinical proof of mechanism that we expect to nominate development candidates for in 2025 — PRAX-080 targeting PCDH19-related developmental epilepsy; PRAX-090 targeting SYNGAP1 loss-of-function, or LoF, mutation driven developmental epilepsy; and PRAX-100 targeting SCN2A LoF mutations, the predominant genetic link to de novo autism spectrum disorders. The platform is uniquely positioned to continue discovering and advancing other new ASOs for novel genetic CNS targets.

Below is a summary of our portfolio:
^PRAX-020 (KCNT1) has been in-licensed by UCB Biopharma SRL
Our Strategy & Approach to Drug Development
We leverage the genetics of epilepsy as a gateway for CNS drug discovery and development. Recent investigations have led to the identification of over 900 genes that are causal or risk factors for different forms of epilepsy, providing the field with an outsized understanding of epilepsy genetics relative to other diseases such as Alzheimer’s disease, amyotrophic lateral sclerosis, or ALS, and many others. The genetic origin provides clarity around how to address the underlying disease biology and precisely meet the needs of patients not only suffering from epilepsy, but also other neurological disorders of neuronal imbalance with shared pathophysiological mechanisms informed by the same genetics, including movement disorders. It is through our two platforms, Cerebrum™ and Solidus™, that we aim to translate these insights into the discovery, development and potential commercialization of clinically meaningful medicines for patients.
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
2.Utilize translational tools to validate the potential of our targets and product candidates. We leverage translational tools to both confirm pharmacodynamic, or PD, effects of our drug product candidates in the brain and establish on-mechanism effects. Our programs utilize target-specific electroencephalogram, or EEG, endpoints to serve as robust markers of pharmacological engagement of the drug target and novel transgenic animal models to assess the therapeutic activity of our molecules. We expect these tools, along with rigorous preclinical pharmacokinetics, or PK, and PD characterization of our molecules will position us to more efficiently translate preclinical findings into clinical utility.

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
4.Apply patient-guided development strategies. We pursue the development of candidates that address the treatment needs of patients, caregivers and the treating community, including targeting the underlying disease pathology versus just symptom management. We focus on clinical endpoints that offer a clear connection between PD effects and clinical measures that are meaningful to patients, physicians and regulatory agencies. We intend to develop therapies that provide patients long-term relief from their disorders and significantly reduce the overall burden to patients and caregivers. Our development strategies are tailored to demonstrate these benefits.
CLINICAL STAGE PROGRAMS
We have advanced four product candidates to clinical stage, including three small molecules through the Cerebrum™ platform and one ASO through the Solidus™ platform:
Ulixacaltamide for Essential Tremor
Our most advanced program, ulixacaltamide, is a differentiated and highly selective small molecule inhibitor of T-type calcium channels currently in Phase 3 clinical development for the treatment of Essential Tremor, or ET. Additionally, we have an exclusive collaboration and license agreement with Tenacia Biotechnology (Shanghai) Company, Ltd., a China-based portfolio company of Bain Capital, to develop and commercialize ulixacaltamide for the treatment of ET in China, Hong Kong, Macau and Taiwan. Ulixacaltamide has the potential to be developed for other indications, including Parkinson’s disease.
Ulixacaltamide Phase 3 Essential3 Program
Essential3 is a decentralized, Phase 3, multi-study, clinical trial evaluating the safety and efficacy of 60 mg of ulixacaltamide in ET. The trial includes two separate and simultaneous Phase 3 pivotal studies — a 12-week parallel design, placebo-controlled study (N=400), or Study 1, and a 12-week randomized withdrawal study (N=200), or Study 2 — with all participants undergoing one screening process and a long-term safety study, or LTSS. The study uses the modified Activities of Daily Living 11, or mADL11, as the primary endpoint. A pre-planned interim analysis of Study 1 was conducted in the first quarter of 2025. The Independent Data Monitoring Committee, or IDMC, overseeing the interim analysis of Study 1 of the Essential3 program has provided Praxis with the outcome of such analysis. Based on the predefined decision framework for Study 1, the IDMC has recommended that the study be stopped for futility, due to the results being unlikely to meet the primary efficacy endpoint under the parameters set by the statistical model. The committee also indicated that some underlying assumptions of the statistical model might have influenced this outcome and encouraged us to explore alternative analysis methods. Given the advanced state of enrollment for both Study 1 and Study 2 in the Essential3 program, and in the context of the advice received by the IDMC, we have decided to continue both studies to completion, with topline results expected in the third quarter of 2025. The decision about whether the data supports the submission of an NDA will be made after analyzing the final results for Study 1 and Study 2.
Essential1 study
The Essential1 study was a multi-center, randomized, double-blind, placebo-controlled, dose-range finding Phase 2b clinical trial evaluating the efficacy, safety and tolerability of once-daily treatment of ulixacaltamide compared to placebo after 56 days in participants with moderate-to-severe ET. Topline results for the Phase 2b Essential1 study were announced in the first quarter of 2023. Results of the Essential1 study informed the design of the Phase 3 Essential3 program.
Essential Tremor

ET is the most common movement disorder with a prevalence of approximately seven million patients in the United States alone, including more than two million diagnosed patients, one million of whom are actively treated for their ET. ET is characterized by involuntary rhythmic movements in the upper limbs that significantly disrupt ability to function and are progressive in nature. There is only one approved pharmacotherapy for ET, a beta blocker (propranolol), approved by the FDA for ET in 1986, that offers limited efficacy and poor tolerability and is contraindicated for comorbidities that affect a significant share of the ET population. Other CNS drugs are used off-label, though similarly are characterized by limited efficacy and poor tolerability. For these reasons, approximately 40% of patients who seek pharmacotherapy treatment discontinue within two years. As a last line therapy, a small subset of patients will opt for invasive procedures such as gamma knife and MRI guided focused ultrasound thalamotomy, where part of the thalamus involved in the cerebello-thalamo-cortical, or CTC, circuit is ablated, or deep brain stimulation, or DBS, where an electrode is implanted to deliver therapeutic electrical stimulation to the thalamus. While these procedures are generally effective, they are associated with significant side effects and risk. Therefore, many patients who are eligible elect not to have these procedures. Key findings from a combined analysis of over 400 ET patients that we conducted included that up to 80% of patients adjust how they complete daily tasks due to burden of the disease, and 77% of patients do not feel their disease is adequately managed with current treatments. In totality, there is significant unmet need for an effective and tolerable pharmacotherapy targeted for ET.
Vormatrigine for Common Epilepsies (Focal Onset Seizures and Generalized Epilepsy)
Vormatrigine is a next-generation, functionally selective small molecule targeting the hyperexcitable state of sodium-channels in the brain and is currently being developed as a once daily, oral treatment for adult focal onset epilepsy. Preclinical data demonstrates vormatrigine is differentiated from standard of care, with the potential to be best-in-class for focal epilepsy. In vitro, vormatrigine has demonstrated superior selectivity for disease-state NaV channel hyperexcitability. In vivo studies of vormatrigine have demonstrated unprecedented potency in the maximal electroshock seizure, or MES, model, a highly predictive translational model for efficacy in focal epilepsy. Data from a Phase 1 study demonstrated that vormatrigine was well-tolerated in healthy subjects at greater than 15 times the predicted human equivalent of the mouse MES EC50. We initiated our ENERGY program to advance vormatrigine through efficacy and registrational trials in focal onset seizures, or FOS, and generalized epilepsy.
ENERGY Program
Our ENERGY program for vormatrigine aims to generate efficacy, safety and PK data to serve as the basis of regulatory registrations globally. The program consists of four studies — EMPOWER, RADIANT, POWER1 and POWER2.
EMPOWER Observational Study
EMPOWER is an observational study in partnership with the Epilepsy Study Consortium that aims to better characterize seizure burden. We began enrolling patients in 2024 and we expect to generate standardized, longitudinal data to support planned interventional trials and deepen our understanding of patient experiences with epilepsy. Preliminary findings from EMPOWER revealed a significant disease burden compounded by persistent, uncontrolled and often untracked seizures alongside profound psychosocial impact.
RADIANT Phase 2 Study
We have initiated RADIANT, a Phase 2 open-label study to evaluate PK, safety and efficacy of vormatrigine in up to 50 patients with FOS or generalized epilepsy. Patients will be treated with a 30 mg dose over an 8-week period to evaluate the impact of vormatrigine on seizure burden. We anticipate topline results by mid-year 2025.
POWER1 and POWER 2 Phase 2/3 Registrational Studies
POWER1 and POWER2 are two 12-week Phase 2/3 studies in patients with FOS to evaluate the efficacy of vormatrigine. We have initiated and plan to enroll approximately 250 patients in POWER1, which is assessing adjunctive treatment that allows dosing of vormatrigine on top of one to three antiseizure medications. POWER1 is a parallel-arm study, comparing a treatment arm of 20 mg for six weeks followed by 30 mg for six weeks versus a placebo arm for 12 weeks. We anticipate topline results in the second half of 2025. POWER2 will be a multi-arm, 12-week registrational study for vormatrigine, and we expect to begin enrollment of the study in the second half of 2025.
Phase 2a Photo-Paroxysmal Response study

We conducted a Phase 2a Photo-Paroxysmal Response, or PPR, study to evaluate the efficacy and safety of vormatrigine across two cohorts, dosed at 15 mg and 45 mg. PPR studies measure EEG signatures after intermittent photic stimulation and are widely used as a marker of anti-seizure efficacy and to aid in dose determination. We announced topline results in the first quarter of 2024, with 100% of patients responding in both cohorts. In the 15 mg cohort (n=5), 80% of patients achieved a complete response and 20% achieved a partial response. In the 45 mg cohort (n=3), 100% of patients achieved a complete response. Safety results were consistent with our prior Phase 1 dose escalation study of vormatrigine and PK analysis confirmed therapeutic exposures.
Vormatrigine Phase 1 studies
We have conducted Phase 1 healthy volunteer studies of vormatrigine to evaluate the tolerability, PK, PD and food effect of vormatrigine across single and multiple ascending dose cohorts and first announced topline results in the second quarter of 2023. This first clinical study of vormatrigine was a randomized, double-blind, placebo-controlled single ascending dose, or SAD, and multiple ascending dose, or MAD, trial in healthy participants aged 18-55 years. Vormatrigine was generally well-tolerated at all tested doses. PK data demonstrated dose-dependent exposure, supporting once-daily dosing without titration to achieve potentially therapeutically effective drug concentration levels. No adverse events, or AEs, or AEs of special interest led to study drug withdrawal, and no clinically significant findings on vital signs, electrocardiogram or neurological examination were observed. All AEs were mild, mostly transient (lasting minutes to hours), and resolved spontaneously, with the most common AEs being CNS-related. Results from an additional 45 mg MAD cohort showed a dose proportional increase in exposure with favorable tolerability, similar to the 20 and 30 mg MAD cohorts. In addition, a Phase 1 food effect study demonstrated that food intake did not affect vormatrigine absorption, which increases the flexibility in dosing and ease of use of vormatrigine.
Common Epilepsies (Focal Onset Seizures and Generalized Epilepsy)
An estimated 3.5 million people in the United States suffer from common epilepsies, with FOS being the most common type of epilepsy, accounting for approximately 60% of all cases. FOS are characterized by seizures that originate in one side or area of the brain and affects one side of the body. Sodium channel therapy is the cornerstone of treatment for patients with epilepsy yet currently approved drugs have significant safety and efficacy limitations. Despite the plethora of marketed treatments, including sodium channel targeting antiepileptic drugs, or AEDs, such as Tegretol (carbamazepine), Lamictal (lamotrigine), Xcopri (cenobamate), at least 30% of patients remain refractory to treatment.
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
Relutrigine for Developmental and Epileptic Encephalopathies
Relutrigine is a first-in-class preferential inhibitor of persistent sodium current, presently in development for the treatment of developmental and epileptic encephalopathies, or DEEs. In-vivo studies of relutrigine have demonstrated dose-dependent block of seizures up to complete inhibition of seizure activity in SCN2A, SCN8A and other DEE mouse models. Relutrigine has been generally well-tolerated in three Phase 1 studies and has demonstrated biomarker changes indicative of voltage-gated sodium channel, or NaV channel, blocking effects. Relutrigine has received Orphan Drug Designation, or ODD, and Rare Pediatric Disease Designation, or RPD, from the FDA, and ODD from the European Medicines Agency, or EMA, for the treatment of SCN2A-DEE and SCN8A-DEE, respectively. Relutrigine has also received RPD from the FDA for the treatment of Dravet Syndrome.
We are currently evaluating relutrigine in the EMBOLD study for SCN2A-DEE and SCN8A-DEE, with plans to initiate the EMERALD study in a broader DEE patient population by mid-year 2025.
Phase 2 EMBOLD study
The EMBOLD study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability, efficacy (motor seizure frequency) and PK of relutrigine in pediatric participants aged 2 to 18 years with DEEs, followed by an open-label extension, or OLE. We announced topline results of the first cohort of the EMBOLD study (n=16) in the third quarter of 2024. Relutrigine was generally safe and well-tolerated with no drug-related serious adverse events or dose reductions required. Patients on relutrigine observed a placebo-adjusted reduction of 46% in monthly motor seizures from baseline over a 16-week period, and there were meaningful gains observed in patients' alertness, communication and seizure severity. Patients continuing into the ongoing OLE (n=13) saw a 77% reduction in motor seizures from baseline through nine months of treatment. Over 30% of patients (n=5) achieved seizure freedom status for a median of 46 days, inclusive of the OLE period, compared to three days at baseline.
Based on these results, we are currently enrolling 80 patients with SCN2A and SCN8A DEEs in a second, registrational cohort for the EMBOLD study and expect topline results in the first half of 2026, followed by a potential NDA filing in 2026.
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
Standard-of-care sodium channel blockers modulate neuronal activity by targeting peak sodium current, which can reverse the pathological neuronal hyperexcitability that underlies many CNS conditions, but simultaneously affects the physiological cellular action potential firing required for a functioning nervous and cardiovascular system. While standard-of-care sodium channel blockers inhibit persistent sodium current, they also block peak sodium current at therapeutic concentrations, which can cause significant AEs, such as ataxia, drowsiness and dizziness, and therefore have a very narrow Therapeutic Index, or TI, resulting in subpar outcomes for patients and significant need for better therapeutic options.
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
SCN8A-DEE

SCN8A-DEE is a rare DEE caused by a GoF variant in the SCN8A gene. Similar to SCN2A-DEE, patients with SCN8A-DEE suffer from recurrent, typically drug-resistant seizures, which start as early as the first day of life. The seizures can be of multiple different types, up to dozens per day, with poor response to current treatment options. Patients with SCN8A-DEE have significant cognitive disabilities, ranging from moderate to severe, often have movement disorders, such as dystonia or ataxia, and have problems in other body systems such as the gastrointestinal or ocular systems. SCN8A-DEE patients also may experience autonomic features such as increases or decreases in heart rate, abnormal breathing and cyanosis. It is estimated that there are approximately 2,000 patients in the United States with SCN8A-DEE.
Dravet Syndrome
Dravet syndrome is a severe, progressive genetic epilepsy that typically begins within the first year of life, marked by frequent, prolonged, and treatment-resistant seizures. Beyond seizures, the condition often leads to intellectual disability, developmental delays, movement and balance difficulties, speech and language impairments, growth abnormalities, sleep disturbances, autonomic nervous system dysfunction, and mood disorders. Classified as a developmental and epileptic encephalopathy, Dravet syndrome is associated with significant cognitive and developmental impairments. Patients with this condition also face an elevated risk of early mortality, including due to sudden unexpected death in epilepsy, or SUDEP.
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
We are continuing to evaluate elsunersen in the second cohort of the EMBRAVE study in Brazil, and plan to initiate EMBRAVE3, a Phase 3 registrational study, by mid-year 2025.
EMBRAVE study
Part 1 of the EMBRAVE study was a 21-week open label cohort, in which participants received elsunersen for up to 13 weeks, designed to determine the safety and tolerability of intrathecal delivery of elsunersen. No treatment related AEs or SAEs were observed. Additionally, patients observed a marked reduction in seizures and increase in seizure-free days. We are enrolling patients in the second cohort of the EMBRAVE study in Brazil, in which we are evaluating the safety and efficacy of elsunersen versus sham-procedure, and anticipate topline results in the first half of 2026.
EMBRAVE3 study
We plan to initiate EMBRAVE3, a global, 24-week, double-blind, sham procedure-controlled clinical trial to assess the efficacy, safety, tolerability and PK of elsunersen by mid-year 2025. We expect this to be a registrational trial consisting of three cohorts. Cohort 1 will enroll approximately 40 patients between 2 and 18 years of age experiencing at least four motor seizures during a four-week baseline period. The primary endpoint will assess the change in seizure frequency. Patients will be randomized 1:1 to a drug arm or a sham procedure arm. Patients in the drug arm will receive 1 mg of elsunersen intrathecally every 4 weeks for 24 weeks. Patients in the sham procedure arm will receive no treatment or intrathecal injection. Cohorts 2 and 3 will enroll patients from age 0 to 2 in a staggered fashion starting with patients ages 1-2 in Cohort 2. Cohort 3 patients will be enrolled following a safety review of the Cohort 2 patients. Patients will receive elsunersen 1.0mg and 0.5mg for Cohorts 2 and 3, respectively, for 24 weeks. All patients will have the option to continue into an open-label extension for an additional 24 weeks.
COMPETITION
The biopharmaceutical industry is characterized by rapidly advancing technologies, strong competition and an emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific personnel provide us with competitive advantages, we face substantial competition from many different sources, including large and small pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private institutions. Additionally, we may face potential challenges in the adoption or acceptance of our product candidates, if approved, by prescribers due to the unfamiliarity of new treatments for previously untreated conditions or conditions where new treatments have not been developed for an extended period of time, such as ET, or unfamiliarity with utilizing new mechanisms such as the precision approach for sodium channel modulation utilized by relutrigine and vormatrigine. We believe continuing to develop medicines that significantly advance the standard of care for patients is the optimal strategy to differentiate us from competitors.
Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, convenience, cost, effectiveness of promotional support and intellectual property protection of our products. Our competitors fall primarily into the following groups of treatment:
•~~A~~pproved therapies for ET, such as propranolol, and off-label therapies, such as primidone.
•Sodium channel blocker or similar ion channel-targeting programs in development for common epilepsies, including those of SK-Pharma, Xenon Pharmaceuticals, and Biohaven Pharmaceuticals, as well as other programs in clinical development targeting other mechanisms of action including those from Lundbeck and Stoke Therapeutics, and approved therapies including other existing ion channel blockers.
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
Patent expiration dates noted in the following paragraphs refer to statutory expiration dates and do not take into account any potential patent term adjustment or extension that may be available. Depending upon the timing, duration and specifics of FDA approval of our drug product candidates, some of our United States, or U.S., patents may be eligible for limited patent term extension. These patent term extensions permit a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the drug product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, or the USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
T-type Calcium channel blockers
We own fourteen patent families directed to T-type Calcium channel blockers. One patent family discloses and claims compositions of matter of certain T-type calcium channel modulators, including ulixacaltamide. This patent family has issued in many major pharmaceutical markets and is pending in others and expires in 2029. A second patent family is directed to certain pharmaceutical formulations of ulixacaltamide and methods of use in treating disorders such as essential tremor. Three U.S. patents have issued in this patent family, and expire in 2040, and this family remains pending in multiple jurisdictions of potential commercial interest. A third family is directed to titration methods of using ulixacaltamide and expires in 2041. A fourth patent family is directed to certain analog compounds of ulixacaltamide and expires in 2040. A fifth patent family is directed to the adjunctive use of a beta blocker and/or certain anticonvulsants with ulixacaltamide and expires in 2043. A sixth patent family is directed to a dosage form of ulixacaltamide and expires in 2044. A seventh patent family is directed to salt forms of ulixacaltamide and expires in 2044. An eighth patent family is directed to crystalline forms of ulixacaltamide and expires in 2044. A ninth patent family is directed to methods of treatment using ulixacaltamide and expires in 2044. A tenth patent family is directed to methods of treatment using ulixacaltamide and expires in 2044. The remaining patent families are directed to other TTCC blockers of various core structures and methods of use in treating diseases such as movement disorders, which expire in 2039 and 2040.
Persistent sodium current blockers
We own fifteen patent families directed to persistent sodium current blockers, including a patent family that relates to relutrigine and vormatrigine, two additional patent families that relate to relutrigine, and the remaining patent families relate to other persistent sodium current blockers. One patent family discloses and claims certain persistent sodium current blockers, including relutrigine and vormatrigine, and methods of use in treating diseases such as epilepsy (including pediatric epilepsy), as well as migraine and pain. In this patent family, relutrigine is covered by a patent that has granted in the United States, and patent applications pending in other potentially commercially relevant jurisdictions, which expire in 2039. In this same patent family, vormatrigine is covered by two granted U.S. patents that will expire in 2039. A second family discloses other persistent sodium current blockers and generically claims relutrigine, as well as methods of treating diseases such as pediatric epilepsy. This patent family is pending in multiple jurisdictions and expires in 2037. A third family is directed to pharmaceutical formulations of relutrigine, methods of use in treating diseases such as pediatric epilepsy, cephalgia, short-lasting unilateral neuralgiform headache attacks with conjunctival injection, or SUNCT, and tearing and short-lasting unilateral neuralgiform headache attacks with cranial autonomic symptoms, or SUNA, and methods of making relutrigine, and expires in 2040. The remaining patent families are directed to other persistent sodium current blockers of various core structures and methods of use in treating diseases such as pediatric epilepsy, expiring between 2037 and 2043.
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
The other in-licensed patent family is owned by Ionis Pharmaceuticals, Inc., and is directed to compositions of matter of elsunersen. This family expires in 2041 and one U.S. patent has issued in this family.
We own seven patent families directed to our elsunersen program. The first has claims directed to a method of treating SCN2A gain of function neurological diseases using certain ASOs. This patent family is pending in the United States and expires in 2041. The second is directed to methods of treating SCN2A-related disorders using SCN2A inhibitors and expires in 2043. The third is directed to methods of treating SCN2A-related disorders using SCN2A inhibitors and expires in 2044. The fourth is directed to compositions and methods for treating SCN2A disorders and expires in 2039. The fifth is directed to methods for detecting if a subject with an SCN2A disorder has a gain of function mutation and expires in 2039. The sixth is directed to oligonucleotides targeting SCN2A retained introns and expires in 2039. The seventh is directed to compositions and methods for treating disorders associated with loss-of-function mutations in SCN2A and expires in 2041.
KCNT1 blockers
We own twelve patent families directed to KCNT1 blockers. These patent families disclose and claim small molecule KCNT1 blockers and methods of use in treating diseases, such as epilepsy, including epilepsy having certain KCNT1 mutations, and expire between 2040 and 2043.
GABAA receptor positive allosteric modulators
We own four patent families directed to GABAA receptor positive allosteric modulators. One patent family discloses and claims salts and polymorphs of PRAX-114. Two patents are granted in the United States, which expire in 2039. A second patent family is directed to alternative salt forms of PRAX-114, and a U.S. patent has issued, which expires in 2042. Other patent applications cover methods of use in treating diseases (including the use of combination formulations), such as epilepsy, musculoskeletal conditions, motor disorder or essential tremor, which expire from 2042 to 2043.
PCDH19
We own one patent family directed to compositions and methods for the treatment of PCDH19 related disorders, which expires in 2042.
SYNGAP
We own one patent family directed to compositions and methods for the treatment of disorders associated with loss-of-function mutations in SYNGAP1, which expires in 2041.
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
Development milestones of $5.0 million for each product developed under the agreement are due upon the completion of the first clinical trial for each product, or the Development Milestone. Ionis will be entitled to receive an additional one-time milestone payment of $5.0 million, or the Additional Milestone, upon the earliest to occur of the following (each, a Payment Trigger): (i) the first acceptance of an NDA filing for a product by the regulatory authority in a major market, (ii) we have both (a) received, in the aggregate, $300.0 million in cash since September 11, 2019 and (b) initiated the first clinical study with respect to a product or (iii) the closing of a change of control event affecting Praxis. In addition, upon the occurrence of a Payment Trigger, Ionis is also entitled to certain interest payments equal to (i) 10% simple interest per annum calculated from the effective date of the agreement on the Additional Milestone, or the Initial Interest Amount, plus (ii) 10% simple interest per annum calculated from the date the Additional Milestone is paid on the initial Interest Amount, or the Second Interest Amount, until the earliest to occur of the following: (i) aggregate net sales of $100.0 million has been received, (ii) a change in control event affecting Praxis occurs or (iii) the Ionis Agreement has been terminated. Upon the occurrence of one of these three payment triggers, both the Initial Interest Amount and Second Interest Amount are due and payable to Ionis. In the second quarter of 2023, Ionis earned the Additional Milestone fee of $5.0 million, as well as the Initial Interest Amount of $1.9 million. The $6.9 million milestone fee was paid in July 2023.
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
U.S. regulation of drug products
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of certain preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
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
In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product in the approved indication. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition or requirement of approval of an NDA.
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
The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug product. A REMS is a safety strategy to manage a known or potential serious risk associated with a drug and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without a REMS, if required.
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
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until December 20, 2024. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the program. If the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2024, the sponsor of the marketing application for such drug will only be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2026.
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
Post-approval requirements
Following approval of a drug product, the manufacturer and the approved drug are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to monitoring and recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. After approval, most changes to the approved product, such as adding new indications or other labeling claims or changes to the manufacturing processes or facilities, are subject to prior FDA review and approval. There are continuing, annual program fee requirements for any marketed products.
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
Current and future healthcare reform legislation
In the United States, there have been, and likely will continue to be, a number of legislative and regulatory changes regarding the healthcare system directed at broadening the availability of health care, improving the quality of health care and containing or lowering the cost of health care. For example, in March 2010 the Affordable Care Act, or ACA, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars; expanded the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), in which manufacturers were required to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the

ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.
Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare and Medicaid Services may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices for the first ten drugs that will be subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges.
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
Regulations outside of the United States
In addition to regulations in the United States, we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, preclinical and clinical studies, commercial sales and distribution of our future products. Most countries outside of the United States, including the European Union, or the EU, require that clinical trial applications, or CTAs, be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approval from comparable regulatory authorities outside the United States before we can commence clinical studies or marketing of the product candidate in those countries. The requirements and process governing the conduct of clinical trials, approval, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Non-clinical studies and clinical trials in the European Union
Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
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
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, or CTIS, which contains a centralized EU portal and database.
While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing authorization
In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops).
Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the United States. In

March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Under the above-described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.
Data and market protection
In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.
Orphan medicinal products
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition, (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.
Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.
Other healthcare laws
In the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations and oversight if a manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
Coverage, pricing and reimbursement
In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country.
In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low priced markets exert a commercial pressure on pricing within a country.
Healthcare Reform
The EU is also subject to political, economic and regulatory developments which may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
In the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems, parallel distribution and parallel trade. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of our medicinal products in one EU member state could affect the price in other EU member states and, thus, have a negative impact on our financial results.
Health Technology Assessment, or HTA, of medicinal products in the EU is an essential element of the pricing and reimbursement decision-making process in a number of EU member states. The outcome of HTA has a direct impact on the pricing and reimbursement status granted to the medicinal product. A negative HTA by a leading and recognized HTA body concerning a medicinal product could undermine the prospects to obtain reimbursement for such product not only in the EU member state in which the negative assessment was issued, but also in other EU member states.
In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, on December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
Data privacy and security laws
Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996 and regulations promulgated thereunder, or HIPAA, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply now or in the future to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively, the CCPA, and the General Data Protection Regulation, or GDPR, and the U.K. GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.
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
HUMAN CAPITAL
At Praxis, our mission is to help patients by delivering life-altering treatments faster and more effectively than has ever been done before. Agnostic to the source of an idea, we work tirelessly to find the most practical solutions for patients as quickly and efficiently as possible.
Our people, the patient communities we serve and their caregivers and families are at the forefront of our efforts. Our approach to building a robust clinical pipeline provides a forum for exploration and innovation where we are all involved in building the company together.
As a flat and agile organization, each employee has an impact. Our ways of working are team-based and focused on co-creation. We respect all opinions and encourage diversity. Discrimination is never tolerated. We are dedicated to developing our culture and our employees through our company core values – Trust, Ownership, Curiosity and Results. Our ability to deliver life-altering treatments to patients and families affected by and living with complex brain disorders is built on the foundation of our shared core values. More than just statements and ideas, our values provide structure for the way we work as a company and set the expectation for what we can achieve together. By living our values, our teams drive us to deliver positive results for the communities we serve.
It is the strength of our culture and career-defining opportunities that enable us to attract and retain incredible talent to Praxis. As of February 26, 2025, we have 116 employees and plan to grow as we continue to realize the potential of our pipeline. In order to ambitiously deliver results based on the depth of our pipeline, we plan to grow significantly. We provide development opportunities that will stretch and challenge employees to deliver more than they ever thought possible. To support them we offer a world-class portfolio of compensation and benefits, including medical, dental and vision plans, a discretionary bonus program structured to pay on a quarterly basis, 401k plan with match, wellness benefits, eligibility for equity awards and an employee stock purchase plan.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $182.8 million and $123.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $836.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of and seek regulatory approvals for our product candidates in our initial and potential additional indications as well as for other product candidates.
We anticipate that our expenses will increase substantially if and as we:
•continue to develop and conduct clinical trials, including in expanded geographies internationally, for our product candidates;
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
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenditures and capital expenditure requirements into 2028. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We are a clinical-stage biopharmaceutical company, focused on translating genetic insights into the development of therapies for CNS disorders characterized by neuronal imbalance. We commenced operations in 2016, have no products approved for commercial sale and have not generated any revenue from product sales. Our operations have been focused on developing and conducting preclinical and clinical studies of our product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
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
Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. We are currently evaluating (i) ulixacaltamide for the treatment of essential tremor, or ET, (ii) vormatrigine for the treatment of common epilepsies, including focal onset seizures and generalized epilepsy, (iii) relutrigine for the treatment of SCN2A development and epileptic encephalopathy, or SCN2A-DEE, SCN8A development and epileptic encephalopathy, or SCN8A-DEE, and broader DEEs; and (iv) elsunersen for the treatment of SCN2A-DEE. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe we will be able to efficiently generate proof-of-concept data. If any of our product candidates is approved, we then intend to expand to clinical testing and potentially seek regulatory approvals in other neurological disease indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to gain regulatory approval in another indication or expand to other indications.
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
Risks Related to Research and Development and the Biopharmaceutical Industry
Risks Related to Preclinical and Clinical Development
The development and commercialization of drug products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-

consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.
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
In addition, the FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Such limitations can also impact the diversity of the patient pool, which may also adversely impact our clinical trials or results.
Our inability to enroll a sufficient number or diversity of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we publicly disclose preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously reported. As a result, topline and preliminary data should be viewed with caution until the final data are available.
From time to time, we disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we complete are subject to numerous risks, including statistical risks, methodological risks and operational risks. If interim analyses suggest unexpected results, we may decide to modify the trial design, analytical methods or take other steps in response, which ultimately may or may not lead to a more favorable outcome. Adverse changes between interim data and final data could also significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
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
We obtained orphan drug designation for relutrigine and elsunersen and may plan to seek orphan drug designation for additional product candidates, but we may be unable to obtain or maintain such a designation or the benefits associated with orphan drug status, including marketing exclusivity, which may cause our revenue, if any, to be reduced.
In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested and granted by the FDA before a new NDA is submitted. After the FDA grants orphan drug designation, it will disclose publicly the generic identity of the drug and its potential orphan use. In the EU, the European Commission grants orphan designation on the basis of the EMA’s Committee for Orphan Medicinal Products opinion. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment, of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.
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
The FDA granted orphan drug designation to relutrigine for the treatment of SCN2A-DEE and SCN8A-DEE, respectively, and to elsunersen for the treatment of SCN2A-DEE. We also obtained orphan designation in the EU for relutrigine for the treatment of SCN2A-DEE and SCN8A-DEE, and for elsunersen for the treatment of SCN2A-DEE. We may seek orphan drug designation for other current and future product candidates.
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. However, during such period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).
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
We received rare pediatric disease designation for relutrigine and elsunersen. However, a marketing application for these product candidates, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.
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
We received rare pediatric disease designation for relutrigine for the treatment of SCN2A-DEE, SCN8A-DEE and Dravet syndrome and for elsunersen for the treatment of SCN2A-DEE. Designation of a drug product as a product for a rare pediatric disease does not guarantee that a NDA for such drug product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a NDA for any such product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.
The authority for the FDA to award rare pediatric disease priority review vouchers for drug products after December 20, 2024 is currently limited to product candidates that receive rare pediatric disease designation on or prior to December 20, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.
We received PRIME designation by the EMA for elsunersen and we may seek PRIME or other designations, schemes or tools in the EU for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.
We may seek EMA PRIME (PRIority MEdicines) designation or other designations, schemes or tools for one or more of our product candidates. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.
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
Specifically, we face competition with approved therapies for ET, such as propranolol, and off-label therapies, such as primidone; and sodium channel blocker or similar ion channel-targeting programs in development for common epilepsies, including those of SK-Pharma, Xenon Pharmaceuticals, and Biohaven Pharmaceuticals, as well as other programs in clinical development targeting other mechanisms of action including those from Lundbeck, and Stoke Therapeutics, and approved therapies including other existing ion channel blockers.
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
In Europe, the GDPR took effect in May 2018. The GDPR imposes stringent requirements on entities that process personal data of individuals in the European Economic Area, or EEA. These requirements include, for example, establishing a legal basis for processing, providing notice to data subjects about how personal data is collected and processed, developing procedures to vindicate expanded data subject rights, implementing appropriate technical and organizational measures to safeguard personal data, introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, imposing limitations on retention of personal data, maintaining a record of data processing and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. In addition, the GDPR establishes obligations for entities that process “special categories” of personal data, such as health data. Nearly all clinical trials involve the processing of these “special categories” of personal data, and processing of personal data collected during the course of clinical trials is therefore subject to heightened protections under the GDPR. Violations of the GDPR can lead to potential fines of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United

States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses, or SCCs — a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism — alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The existing legal complexity and uncertainty regarding international personal data transfers may continue, and in particular, the DPF Adequacy Decision could be challenged and international transfers to the United States and to other jurisdictions more generally could continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Various states have also implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, or the CMIA, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to imposing fines and penalties, some of these state laws afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for significant penalties and permit injured parties to sue for damages. In addition to the CMIA, California also enacted the CCPA, which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
In addition, we use artificial intelligence, or AI, machine learning, and automated decision-making technologies, collectively, AI Technologies, in our business from time to time. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative initiatives and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), in which manufacturers were required to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices for the first ten drugs that are subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program.
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
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
In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e., oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Certain of these laws impose joint and several liability, including in some instances regardless of fault or legality at the time of occurrence. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. The trend has generally been for such laws and regulations, and associated interpretations, to become more stringent over time. For example, various policymakers have adopted or are considering adopting, requirements for various climate- or other sustainability-related disclosures or other actions. Environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.
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
In addition, the U.S. government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The U.S. government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants”. If the patent owner refuses to do so, the government may grant the license itself. The Bayh-Dole Act also imposes other obligations, including the requirement that products covered by the government funded patents be manufactured in the United States. We sometimes collaborate with academic institutions to accelerate our preclinical research or development. In the future, we may own or license technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act. If the federal government exercises its rights under the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP or similar regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP or similar regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain approval for the use of their manufacturing facilities in connection with any of our product candidates that may receive marketing approval. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
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
Natural disasters or health epidemics could severely disrupt our operations, and have a material adverse impact on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, health epidemic or other event occurred that prevented us from conducting our clinical trials, releasing clinical trial results or delaying our ability to obtain regulatory approval for our product candidates, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The extent to which these events will impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including with regard to their impact on economic conditions and social activity, including with respect to inflationary pressures and supply chain shortages and disruptions, among others.
For example, since December 2019, several novel strains of coronavirus have been identified and continue to spread globally, including in the United States, and the disease they cause, COVID-19, has been declared a pandemic by the World Health Organization. At present, we are not experiencing significant impact or delays from the COVID-19 pandemic on our business, operations and, if our product candidates are approved, commercialization plans. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the novel coronavirus strains, and of any future-identified novel coronavirus strains, the effectiveness of actions taken in the United States and other countries to contain the coronavirus strains or treat their impact, including the adoption and effectiveness of vaccines and vaccine distribution efforts and the extent and duration of the pandemic's impact on economic conditions and social activity, including with respect to inflationary pressures and supply chain shortages and disruptions, among others.
Climate change and other environmental or social pressures are expected to increase the frequency or intensity of certain such events, and to contribute to chronic effects (e.g., sea-level rise or changes in meteorological or hydrological patterns), which may result in various adverse impacts to our business or those of third parties upon whom we depend, including in ways that may not be known to us. Increasing stakeholder scrutiny on such environmental and social matters may also require us to incur costs or otherwise devote resources to address such issues, and any failure to successfully navigate such considerations may also adversely impact our business.
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
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations and drug development programs. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or successful in preventing cyberattacks or other IT disruptions, or in mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Further, the costs associated with the investigation, remediation and potential notification of a breach to counterparties and data subjects could be material. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures. Our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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
Risks Related to Tax Laws
Legislation or other changes in tax laws could adversely affect our business and financial condition.
The legislation, regulations and rules regarding U.S. federal, state and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department and by state and local and non-U.S. tax agencies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. Changes have been made to applicable tax laws from time to time and changes are expected to occur in the future as a result of recent U.S. presidential and congressional elections.
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
Our U.S. federal net operating losses generated in tax years beginning before January 1, 2018, and state net operating losses subject to expiration, will carry forward to offset future taxable income, if any, until such net operating losses expire. Such U.S. federal and state net operating losses could expire unused and be unavailable to offset future taxable income. Our U.S. federal net operating losses generated in tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. However, such U.S. federal net operating losses may only be used to offset 80% of taxable income in each taxable year for U.S. federal income tax purposes. As a result, we may be required to pay U.S. federal income taxes in future years even if we generated net losses for U.S. federal income tax purposes in prior years. Although our U.S. federal and state tax credits generally will carry forward and be available to offset future income tax liabilities, certain of such tax credits may be subject to expiration. Accordingly, our U.S. federal and state net operating losses and tax credits subject to expiration could expire unused.
In addition, both our current and future U.S. federal net operating losses and U.S. federal tax credits may be subject to limitation under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders or groups of stockholders over a rolling three-year period, the corporation’s ability to use its pre-change U.S. federal net operating losses and U.S. federal tax credits to offset its post-change U.S. federal taxable income or U.S. federal income tax liabilities may be limited. We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception, and our existing U.S. federal net operating losses and U.S. federal tax credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our net operating losses and tax credits may be similarly limited under state law.
We have established a full valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets.
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
As of December 31, 2024, we have outstanding pre-funded warrants to purchase 1,125,818 shares of common stock at an exercise price of $0.0001 per share, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which could result in dilution to then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
Our executive officers and directors and principal stockholders own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.
Based on shares outstanding as of December 31, 2024, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, beneficially hold, in the aggregate, approximately 52.3% of our outstanding voting stock. These stockholders, acting together, would be able to exert significant influence over all matters requiring stockholder approval. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. This concentration of ownership control may adversely affect the market price of our common stock by:
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
Key elements of our cybersecurity risk management program include but are not limited to:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•adoption of various cybersecurity software, including but not limited to cloud-based malware, ransomware and antivirus software, phishing monitoring and artificial intelligence-based anomaly detection;
•a security team principally responsible for managing (1) our cybersecurity risk-assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
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
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and risks, including oversight of management’s implementation of our cybersecurity risk management program. The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, when it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
We have an internal cybersecurity team, reporting to our Chief Financial Officer, who is responsible for (i) managing our overall cybersecurity risk-management program; (ii) assessing and managing our risks from cybersecurity threats; and (iii) overseeing retained cybersecurity consultants and providers for additional external expertise. This internal team is led by our Vice President of Information Technology, who has over 20 years of experience managing cybersecurity, systems architecture and complex data operations for biotechnology and pharmaceutical companies. Additional team members have between 12 to 15 years of experience each in cybersecurity, IT management and cloud architecture. The internal team works closely with external network operations and cybersecurity teams who provide 24/7 network operations and cybersecurity review and response capabilities.
We have an Executive Compliance Committee consisting of executive officers and members from senior management across the regulatory, quality, legal, finance and people operations functions that takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which includes updates from our internal cybersecurity team, as relevant; review of any threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
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
Holders of Our Common Stock
As of February 26, 2025, there were approximately two holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the three months ended December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of common stock made during the three months ended December 31, 2024.
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
For our most advanced product candidate under the Cerebrum™ platform, ulixacaltamide, our Phase 3 Essential3 clinical trials in essential tremor, or ET, are ongoing. A pre-planned interim analysis of Study 1 was conducted in the first quarter of 2025. The Independent Data Monitoring Committee, or IDMC, overseeing the interim analysis of Study 1 of the Essential3 program has provided Praxis with the outcome of such analysis. Based on the predefined decision framework for Study 1, the IDMC has recommended that the study be stopped for futility, due to the results being unlikely to meet the primary efficacy endpoint under the parameters set by the statistical model. The committee also indicated that some underlying assumptions of the statistical model might have influenced this outcome and encouraged us to explore alternative analysis methods. Given the advanced state of enrollment for both Study 1 and Study 2 in the Essential3 program, and in the context of the advice received by the IDMC, we have decided to continue both studies to completion, with topline results expected in the third quarter of 2025. The decision about whether the data supports the submission of an NDA will be made after analyzing the final results for Study 1 and Study 2.
Within our vormatrigine program (formerly known as PRAX-628), we announced positive results from our Photo-Paroxysmal Response ("PPR") study in the first quarter of 2024, and have initiated or plan to initiate four studies to generate patient eligibility, efficacy, safety and pharmacokinetics (PK) data for the program. We initiated the EMPOWER study, an observational study of vormatrigine in patients with epilepsy, in the third quarter of 2024, and initiated or plan to initiate three efficacy studies. The first efficacy study, RADIANT, is an open label eight-week study in patients with focal onset seizures or generalized epilepsy that is currently enrolling, with topline results expected by mid-year 2025. We have also initiated the POWER1 study, a double-blind, placebo-controlled, 12-week study in focal onset seizures, with topline results expected in the second half of 2025, and plan to begin enrollment in the POWER2 study, a third efficacy study, in the second half of 2025. Within our relutrigine program (formerly known as PRAX-562), we announced positive topline results from the first cohort of our EMBOLD study in the third quarter of 2024 and have initiated enrollment of the second cohort, with topline results expected in the first half of 2026. We also plan to initiate the EMERALD study in a broader developmental and epileptic encephalopathies, or

DEE, patient population by mid-year 2025. For our most advanced product candidate under the Solidus™ platform, elsunersen (formerly known as PRAX-222), we shared results from Part 1 of the EMBRAVE study in the fourth quarter of 2023. We are currently enrolling the second cohort of the EMBRAVE study in Brazil, with topline results expected in the first half of 2026, and plan to initiate EMBRAVE3, a Phase 3 registrational study, by mid-year 2025. For further details on our business, refer to the Business section of Part I of this report.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including net losses of $182.8 million and $123.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $836.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance our lead product candidate, ulixacaltamide, through completion of the Phase 3 Essential3 clinical trial program for ET;
•advance relutrigine (formally PRAX-562) in the EMBOLD and EMERALD clinical trials;
•advance vormatrigine (formerly PRAX-628) in efficacy clinical trials for focal onset seizures or generalized epilepsy;
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
In June 2023, we completed a public offering of: (i) an aggregate of 4,296,646 shares of common stock at a public offering price of $14.25 per share, including the underwriters' full exercise of their option to purchase 619,979 additional shares of common stock, and (ii) pre-funded warrants to purchase 470,000 shares of common stock at a public offering price of $14.2485 per share. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0015 per share exercise price for each underlying share. Total net proceeds generated from the offering were approximately $63.4 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of December 31, 2024, all warrants associated with this offering were exercised on a cashless basis with no proceeds received by us.
In December 2023, we entered into an Open Market Sale Agreement, or the 2023 Sales Agreement, with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the year ended December 31, 2024, we issued and sold an aggregate of 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million, after deducting commissions and offering expenses payable by us. During the year ended December 31, 2023, we issued and sold an aggregate of 212,453 shares under the 2023 Sales Agreement for aggregate net proceeds of $4.0 million, after deducting commissions and offering expenses payable by us.
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of December 31, 2024, 152,145 warrants associated with this offering were exercised on a cashless basis with no cash proceeds received by us.
In March 2024, we entered into an Open Market Sale Agreement, or the March 2024 Sales Agreement, with Jefferies, to provide for the offering, issuance, and sale of up to an aggregate amount of $150.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2024, we issued and sold an aggregate of 1,614,975 shares under the March 2024 Sales Agreement for aggregate net proceeds of $113.1 million, after deducting commissions and offering expenses payable by us.
In April 2024, we completed a public offering of: (i) an aggregate of 3,849,558 shares of our common stock at a public offering price of $56.50 per share, including the underwriters' full exercise of their option to purchase 530,973 additional shares of common stock, and (ii) pre-funded warrants to purchase 221,238 shares of common stock at a public offering price of $56.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $216.0 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
In December 2024, we entered into an amendment to the March 2024 Sales Agreement with Jefferies, to provide for the offering, issuance, and sale of up to an aggregate amount of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2024, we issued and sold an aggregate of 16,487 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $1.0 million, after deducting commissions and offering expenses payable by us.
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $469.5 million. We expect that our cash, cash equivalents, and marketable securities as of December 31, 2024 will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2028. The analysis included consideration of our current financial needs and ongoing research and development plans. We have based this estimate on assumptions that may provide to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 9 to our audited consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. We recognized $8.6 million and $2.4 million, respectively, of collaboration revenue from the Collaboration Agreement during the years ended December 31, 2024 and 2023. In December 2024, UCB exercised its option to in-license global development and commercialization rights under the terms of the Collaboration Agreement.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Year Ended December 31,
	2024	2023
Cerebrum™	$93,591	$31,680
Solidus™	5,738	19,009
Personnel-related (including stock-based compensation)	43,407	28,904
Other indirect research and development expenses	9,677	7,173
Total research and development expenses	$152,413	$86,766
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. As of December 31, 2024 and 2023, we had U.S. federal and state net operating loss carryforwards which may be available to offset future taxable income and which begin to expire in 2035. As of December 31, 2024 and 2023, we also had federal and state research and development tax credit carryforwards which may be available to offset future income tax liabilities and which begin to expire in 2032.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the years ended December 31, 2024 and 2023.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our consolidated statements of operations for each period presented (in thousands):

	Year Ended December 31,		Change
	2024	2023
Collaboration revenue	$8,553	$2,447	$6,106
Operating expenses:
Research and development	152,413	86,766	65,647
General and administrative	56,305	42,054	14,251
Total operating expenses	208,718	128,820	79,898
Loss from operations	(200,165)	(126,373)	(73,792)
Other income:
Other income, net	17,346	3,096	14,250
Total other income	17,346	3,096	14,250
Net loss	$(182,819)	$(123,277)	$(59,542)
Collaboration Revenue
The $6.1 million increase in collaboration revenue is associated with an increase in revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a development candidate as part of the Collaboration Agreement. Upon notice of the exercise, we recognized a $6.0 million option exercise fee, and also recognized the remaining $2.6 million of collaboration revenue associated with the $5.0 million up front payment earned upon execution of the Collaboration Agreement. We have no further research service obligations under the terms of the Collaboration Agreement.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Year Ended December 31,		Change
	2024	2023
Cerebrum™	$93,591	$31,680	$61,911
Solidus™	5,738	19,009	(13,271)
Personnel-related (including stock-based compensation)	43,407	28,904	14,503
Other indirect research and development expenses	9,677	7,173	2,504
Total research and development expenses	$152,413	$86,766	$65,647
The $65.6 million increase in research and development expenses was primarily attributable to the following:
•$61.9 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦$49.8 million increase in spend for our ulixacaltamide program, primarily due to Essential3 study spend and Phase 1 trial spend, partially offset by completion of the Essential1 study in the prior year;

◦$11.4 million increase in spend for our vormatrigine program, primarily driven by spend for our ENERGY program and manufacturing-related spend;
◦$2.3 million increase in spend for our relutrigine program, primarily related to EMBOLD Phase 2 clinical trial spend; partially offset by
◦$1.6 million decrease in activities for our earlier stage assets;
•$14.5 million increase in personnel-related costs mainly due to increased headcount and stock-based compensation expense;
•$2.5 million increase in indirect expenses, primarily driven by increased consulting spend to support operations; partially offset by
•$13.3 million decrease in expense related to our Solidus™ platform, primarily related to our elsunersen program, driven by a $6.9 million milestone payment to Ionis Pharmaceuticals Inc. upon initiation of our EMBRAVE study in the prior year, as well as prior year study activity.
General and Administrative Expense
The $14.3 million increase in general and administrative expenses was primarily attributable to the following:
•$11.7 million increase in personnel-related costs mainly due to increased stock-based compensation expense;
•$1.7 million increase in professional fees; and
•$0.9 million increase in other general and administrative expenses, none of which were individually significant.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we may not generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through December 31, 2024, we have raised $1.1 billion in aggregate cash proceeds from such transactions, net of issuance costs. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $469.5 million.
In November 2021, we entered into the 2021 Sales Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acted as sales agent. We terminated the 2021 Sales Agreement in June 2023. During the year ended December 31, 2023, we issued and sold an aggregate of 952,794 shares under the 2021 Sales Agreement for aggregate net proceeds of $24.1 million, after deducting commissions and offering expenses payable by us.
In June 2023, we completed a public offering of: (i) an aggregate of 4,296,646 shares of common stock at a public offering price of $14.25 per share, including the underwriters' full exercise of their option to purchase 619,979 additional shares of common stock, and (ii) pre-funded warrants to purchase 470,000 shares of common stock at a public offering price of $14.2485 per share. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0015 per share exercise price for each underlying share. Total net proceeds generated from the offering were approximately $63.4 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of December 31, 2024, all warrants associated with this offering were exercised on a cashless basis with no proceeds received by us.

In December 2023, we entered into the 2023 Sales Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the year ended December 31, 2024, we issued and sold an aggregate of 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million, after deducting commissions and offering expenses payable by us. During the year ended December 31, 2023, we issued and sold an aggregate of 212,453 shares under the 2023 Sales Agreement for aggregate net proceeds of $4.0 million, after deducting commissions and offering expenses payable by us.
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of December 31, 2024, 152,145 warrants associated with this offering were exercised on a cashless basis with no cash proceeds received by us.
In March 2024, we entered into the March 2024 Sales Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2024, we issued and sold an aggregate of 1,614,975 shares under the March 2024 Sales Agreement for aggregate net proceeds of $113.1 million, after deducting commissions and offering expenses payable by us.
In April 2024, we completed a public offering of: (i) an aggregate of 3,849,558 shares of our common stock at a public offering price of $56.50 per share, including the underwriters' full exercise of their option to purchase 530,973 additional shares of common stock, and (ii) pre-funded warrants to purchase 221,238 shares of common stock at a public offering price of $56.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $216.0 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
In December 2024, we entered into an amendment to the March 2024 Sales Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2024, we issued and sold an aggregate of 16,487 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $1.0 million, after deducting commissions and offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(131,757)	$(111,136)
Investing activities	(248,494)	38,950
Financing activities	514,323	91,871
Net increase in cash, cash equivalents and restricted cash	$134,072	$19,685
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

During the year ended December 31, 2024, net cash used in operating activities of $131.8 million was primarily due to our $182.8 million net loss and $10.9 million in changes in operating assets and liabilities primarily related to an increase in accrued expenses and accounts payable, partially offset by $40.1 million of non-cash charges primarily related to stock-based compensation.
During the year ended December 31, 2023, net cash used in operating activities of $111.1 million was primarily due to our $123.3 million net loss and $14.0 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses and accounts payable, partially offset by $26.2 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the year ended December 31, 2024, net cash used in investing activities of $248.5 million primarily related to purchases of marketable securities, partially offset by maturities of marketable securities.
During the year ended December 31, 2023, net cash provided by investing activities of $39.0 million primarily related to maturities of marketable securities.
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities of $514.3 million consisted primarily of net proceeds from our January 2024 and April 2024 follow-on public offerings, our at-the-market offerings and our collaboration and license agreement with Tenacia.
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
•establish a sales, marketing, technology and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operating expenditures and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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
We sublease building space in Boston, Massachusetts. Our sublease will expire on January 31, 2026. As of December 31, 2024, our operating lease commitments for the remainder of the lease term were $1.4 million.
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
Under our collaboration agreement with Ionis, we reimbursed Ionis for identifying a development candidate and conducting an investigational new drug application, or IND, enabling toxicology study, as well as out of pocket costs incurred by Ionis related to research activities. Ionis granted us an exclusive option to obtain the rights and license to further develop and commercialize the development candidate in the field of epilepsy and neurodevelopmental disorders, other than Dravet Syndrome, following the results of the IND-enabling toxicology study. We exercised this exclusive option in January 2022 and paid a $2.0 million license fee. In July 2023, upon initiation of the elsunersen EMBRAVE study in the second quarter of 2023, we paid a milestone payment of $6.9 million to Ionis. Ionis may be entitled to additional development milestone payments, additional milestone payments, and sales royalties or sublicense fees. We may be required to make additional payments to Ionis including development milestone payments, additional milestone payments and sales royalties or sublicense fees. Either party may terminate the collaboration agreement upon material breach or insolvency of the other party. Ionis may terminate if we fail to achieve a performance milestone. See “Business—License Agreements—Ionis Collaboration Agreement.”
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are not required to provide the information required by this Item 7A until our Quarterly Report on Form 10-Q for the first quarter after the fiscal year in which it is determined that we are no longer a smaller reporting company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Praxis Precision Medicines, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Cerebrum Platform Accrued and Prepaid Research and Development Costs

Description of the Matter
The Company’s accrued costs for research and development expenses totaled $13.4 million at December 31, 2024, including accruals related to the Company’s Cerebrum Platform research and development costs. In addition, the Company’s prepaid expenses and other current assets were $11.8 million which included amounts that were paid in advance of services incurred pursuant to the Cerebrum Platform research and development costs. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period for the Company’s Cerebrum Platform research and development costs. The Company is required to estimate such accruals and prepaids using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within accrued or prepaid expenses and other current assets.

Auditing the Company’s accrued and prepaid research and development costs for the Cerebrum Platform costs was complex, as accounting for the costs associated with these studies or clinical trials required subjective estimates of the level of services performed and the associated costs incurred by vendors. Furthermore, due to the duration of the Company’s Cerebrum Platform research and development costs, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over accrued and prepaid research and development costs for the Cerebrum Platform, including assessing management’s controls over the significant judgments and estimates regarding costs incurred or level of effort expended by vendors.
To evaluate the accrued and prepaid research and development costs for the Cerebrum Platform research and development costs, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals and prepayments. To test the significant judgments and estimates, we discussed the progress of research and development activities with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with vendors and pending change orders to assess the impact on amounts recorded. In addition, we inspected information obtained by the Company from vendors, which included the vendors’ estimate of costs incurred to date. We also obtained vendor confirmations, analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from vendors.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Boston, Massachusetts
February 28, 2025

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$215,372	$81,300
Marketable securities	177,195	—
Prepaid expenses and other current assets	11,805	3,580
Total current assets	404,372	84,880
Long-term marketable securities	76,961	—
Property and equipment, net	230	588
Operating lease right-of-use assets	1,131	2,064
Other non-current assets	416	416
Total assets	$483,110	$87,948
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,528	$5,815
Accrued expenses	23,763	7,416
Operating lease liabilities	1,259	1,126
Current portion of deferred revenue	—	1,392
Total current liabilities	37,550	15,749
Long-term liabilities:
Non-current portion of operating lease liabilities	110	1,369
Non-current portion of deferred revenue	—	1,161
Total liabilities	37,660	18,279
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 19,422,358 shares issued and outstanding as of December 31, 2024, and 8,791,877 shares issued and outstanding as of December 31, 2023	14	13
Additional paid-in capital	1,281,522	723,577
Accumulated other comprehensive gain	654	—
Accumulated deficit	(836,740)	(653,921)
Total stockholders’ equity	445,450	69,669
Total liabilities and stockholders’ equity	$483,110	$87,948
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$8,553	$2,447
Operating expenses:
Research and development	152,413	86,766
General and administrative	56,305	42,054
Total operating expenses	208,718	128,820
Loss from operations	(200,165)	(126,373)
Other income:
Other income, net	17,346	3,096
Total other income	17,346	3,096
Net loss	$(182,819)	$(123,277)
Net loss per share attributable to common stockholders, basic and diluted	$(10.21)	$(18.69)
Weighted average common shares outstanding, basic and diluted	17,906,794	6,594,316
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Net loss	$(182,819)	$(123,277)
Change in unrealized gain (loss) on marketable securities, net of tax	654	173
Comprehensive loss	$(182,165)	$(123,104)
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669
Stock-based compensation expense	—	—	14,475	—	—	14,475
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $10,836	3,802,025	—	161,649	—	—	161,649
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $376	209,852	—	6,169	—	—	6,169
Issuance of common stock from a collaboration and license agreement	443,253	—	17,265	—	—	17,265
Vesting of restricted stock units	11,095	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,689)	—	(137)	—	—	(137)
Issuance of common stock upon exercise of stock options	3,634	—	143	—	—	143
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	3	3
Net loss	—	—	—	(39,553)	—	(39,553)
Balance at March 31, 2024	13,258,047	$13	$923,141	$(693,474)	$3	$229,683
Stock-based compensation expense	—	—	5,878	—	—	5,878
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $14,013	3,849,558	1	215,987	—	—	215,988
Issuance of common stock from exercise of pre-funded warrants	622,123	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	25,146	—	311	—	—	311
Vesting of restricted stock units	726	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(242)	—	(13)	—	—	(13)
Issuance of common stock upon exercise of stock options	148	—	4	—	—	4
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(74)	(74)
Net loss	—	—	—	(32,677)	—	(32,677)
Balance at June 30, 2024	17,755,506	$14	$1,145,308	$(726,151)	$(71)	$419,100
Stock-based compensation expense	—	—	12,432	—	—	12,432
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $70	25,189	—	1,442	—	—	1,442
Issuance of common stock from exercise of stock options	4,971	—	201	—	—	201
Vesting of restricted stock units	51	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(20)	—	(1)	—	—	(1)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,402	1,402
Net loss	—	—	—	(51,910)	—	(51,910)
Balance at September 30, 2024	17,785,697	$14	$1,159,382	$(778,061)	$1,331	$382,666
Stock-based compensation expense	—	—	8,575	—	—	8,575
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $2,812	1,588,611	—	111,748	—	—	111,748
Issuance of common stock under employee stock purchase plan	6,235	—	233	—	—	233
Issuance of common stock from exercise of stock options	36,424	—	1,741	—	—	1,741
Vesting of restricted stock units	7,603	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(2,212)	—	(157)	—	—	(157)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(677)	(677)
Net loss	—	—	—	(58,679)	—	(58,679)
Balance at December 31, 2024	19,422,358	$14	$1,281,522	$(836,740)	$654	$445,450
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	3,292,163	$5	$606,918	$(530,644)	$(173)	$76,106
Stock-based compensation expense	—	—	7,593	—	—	7,593
Issuance of common stock from at-the-market public offerings net of commission costs of $560	560,253	1	18,095	—	—	18,096
Vesting of restricted stock units	11,516	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(2,875)	—	(127)	—	—	(127)
Issuance of common stock upon exercise of stock options	2,970	—	101	—	—	101
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	154	154
Net loss	—	—	—	(37,455)	—	(37,455)
Balance at March 31, 2023	3,864,027	$6	$632,580	$(568,099)	$(19)	$64,468
Stock-based compensation expense	—	—	5,775	—	—	5,775
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $4,484	4,296,646	6	63,433	—	—	63,439
Issuance of common stock from at-the-market public offerings, net of issuance costs	392,541	1	6,031	—	—	6,032
Issuance of common stock under employee stock purchase plan	15,663	—	208	—	—	208
Vesting of restricted stock units	720	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(249)	—	(4)	—	—	(4)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	19	19
Net loss	—	—	—	(34,312)	—	(34,312)
Balance at June 30, 2023	8,569,348	$13	$708,023	$(602,411)	$—	$105,625
Stock-based compensation expense	—	—	5,763	—	—	5,763
Vesting of restricted stock units	233	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(70)	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock options	311	—	1	—	—	1
Net loss	—	—	—	(24,632)	—	(24,632)
Balance at September 30, 2023	8,569,822	$13	$713,786	$(627,043)	$—	$86,756
Stock-based compensation expense	—	—	5,726	—	—	5,726
Issuance of common stock under employee stock purchase plan	9,027	—	106	—	—	106
Issuance of common stock from at-the-market public offerings, net of issuance costs of $123	212,453	—	3,964	—	—	3,964
Vesting of restricted stock units	824	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(249)	—	(5)	—	—	(5)
Net loss	—	—	—	(26,878)	—	(26,878)
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669

The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(182,819)	$(123,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	358	432
Stock-based compensation expense	41,360	24,857
Non-cash operating lease expense	933	837
Amortization of premiums and discounts on marketable securities, net	(5,010)	47
Non-cash collaboration and license agreement expense	2,500	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,225)	6,772
Accounts payable	6,713	(8,855)
Accrued expenses	16,110	(8,497)
Operating lease liabilities	(1,126)	(1,005)
Deferred revenue	(2,553)	(2,447)
Other	2	—
Net cash used in operating activities	(131,757)	(111,136)
Cash flows from investing activities:
Purchases of property and equipment	—	(50)
Purchases of marketable securities	(371,519)	—
Maturities of marketable securities	123,025	39,000
Net cash (used in) provided by investing activities	(248,494)	38,950
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	377,636	63,439
Issuance of common stock from collaboration and license agreement	14,765	—
Proceeds from at-the-market offerings, net of issuance and commission costs	119,597	28,153
Payments of tax withholdings related to vesting of restricted stock units	(308)	(137)
Proceeds from exercise of options and employee stock purchase plan purchases	2,633	416
Net cash provided by financing activities	514,323	91,871
Increase in cash, cash equivalents and restricted cash	134,072	19,685
Cash, cash equivalents and restricted cash, beginning of period	81,716	62,031
Cash, cash equivalents and restricted cash, end of period	$215,788	$81,716
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	215,372	81,300
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$215,788	$81,716
Supplemental disclosures of non-cash activities:
Issuance costs from at-the-market offerings included in accrued expenses	$238	$63
Offering costs from follow-on public offering included in accounts payable	$—	$184
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
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering ("IPO"), at-the-market offerings under its shelf registration statement, and follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through December 31, 2024, the Company raised $1.1 billion in aggregate cash proceeds from these transactions, net of issuance costs.
The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
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
The Company has incurred recurring losses since its inception, including a net loss of $182.8 million for the year ended December 31, 2024. In addition, as of December 31, 2024, the Company had an accumulated deficit of $836.7 million. The Company expects to continue to generate operating losses for the foreseeable future.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2024 of $469.5 million will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of the issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Praxis Security Corporation. All intercompany transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing insured liquid deposit funds and interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value.
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
The following table presents cash and cash equivalents and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$215,372	$81,300
Restricted cash	416	416
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$215,788	$81,716
Marketable Securities

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company classifies its investments in debt instruments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are included in the Company's consolidated statements of operations. All of the Company's available-for-sale securities are available for use in its current operations. The Company classifies marketable securities as either cash equivalents, short-term or long-term based on their stated maturity dates as it is more-likely-than-not that the Company will hold these assets through to their maturity dates. The Company held $254.2 million of marketable securities as of December 31, 2024. The Company did not hold any marketable securities as of December 31, 2023.
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
Concentrations of Credit Risk and Significant Suppliers and License Agreements
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company's investment portfolio may include money market funds, marketable debt securities, including debt securities issued by U.S. government agencies and corporations, and commercial paper. The Company's investments are limited to investment-grade securities with strong credit ratings with the objective of maintaining safety and liquidity. The Company also maintains deposits in accredited financial institutions in excess of federally insured limits. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As of December 31, 2024 and 2023, the Company’s primary operating accounts significantly exceeded the FDIC limits. The Company deposits its cash in financial institutions that it believes have high credit quality, and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Off-Balance Sheet Risk
As of December 31, 2024 and 2023, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts or other hedging arrangements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.
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
The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of December 31, 2024 and 2023 did not include any lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of December 31, 2024, the Company had an option and license agreement with UCB Biopharma SRL ("UCB"), which it entered into in December 2022. Additionally, it had a collaboration and license agreement with Tenacia Biotechnology (Shanghai) Co., Ltd ("Tenacia"), which it entered into in January 2024. The accounting related to these agreements is outlined in Note 9, Collaboration and License Agreements.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third-party license fees and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as to manufacture research and development

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed or until it is no longer expected that the goods will be delivered or the services rendered. Costs incurred to obtain licenses are recognized as research and development expense as incurred if the technology licensed has no alternative future uses.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Foreign Currency
Monetary assets and liabilities resulting from transactions denominated in currencies other than the functional currency are remeasured into the functional currency at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are measured using historical exchange rates prevailing at the date of the transaction and are not subsequently remeasured. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss. There were no material foreign currency gains or losses for the years ended December 31, 2024 and 2023.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2024 and 2023, comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities.
Common Stock Warrants
The Company accounts for warrants to purchase shares of its common stock in accordance with the guidance in FASB ASC No. 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC No. 815, Derivatives and Hedging ("ASC 815"). The Company classifies warrants issued for the purchase of shares of its common stock as either equity or liability instruments based on an assessment of the specific terms and conditions of each respective contract. Such assessment includes determining whether the warrants are freestanding financial instruments or embedded in a host instrument, whether the warrants are liabilities within the scope of ASC 480, whether the warrants meet the definition of a derivative in ASC 815 and whether the warrants meet the requirements for equity classification pursuant to the indexation and equity classification criteria in ASC 815. The Company determines the classification for its warrants at the time of issuance and updates its assessment, as necessary. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments included in this ASU apply to all public entities that are required to report segment information in accordance with Topic 280, including those with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of December 31, 2024. The amendments were applied retroactively to all prior periods presented in the consolidated financial statements and are reflected within Note 17.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and incomes taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively. The Company has determined that the effects of adopting the amendments in ASU 2023-09 will only impact its disclosures and not have a material impact on its consolidated financial position and the results of its operations when such amendment is adopted.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
3. Restricted Cash
As of December 31, 2024 and 2023, the Company had restricted cash of $0.4 million and $0.4 million, respectively, held as letters of credit for the benefit of its current landlord. The Company's Boston, Massachusetts sublease expires on January 31, 2026, and the related letter of credit of $0.4 million was classified within other non-current assets on the consolidated balance sheet as of December 31, 2024 and 2023.
4. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of December 31, 2024 (in thousands). The Company did not hold any cash equivalents or marketable securities as of December 31, 2023.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31, 2024
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$128,652	$—	$—	$128,652
Debt securities issued by U.S. government agencies	15,953	2	—	15,955
Available-for-sale securities:
Debt securities issued by U.S. government agencies	128,215	475	—	128,690
Corporate debt securities	107,695	157	—	107,852
Commercial paper	8,775	19	—	8,794
Other debt securities	8,819	1	—	8,820
Total cash equivalents and marketable securities	$398,109	$654	$—	$398,763
Contractual maturities of the marketable securities at each balance sheet are as follows (in thousands):

	December 31, 2024	December 31, 2023
Within one year	$177,195	$—
After one year through five years	76,961	—
Total	$254,156	$—
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the years ended December 31, 2024 and 2023.
5. Fair Value of Financial Assets
The following table presents information about the Company's financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 (in thousands). The Company did not hold any financial assets measured at fair value on a recurring basis as of December 31, 2023.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,652	$—	$—	$128,652

Debt securities issued by U.S. government agencies	144,644	—	—	144,644
Corporate debt securities	—	107,852	—	107,852
Commercial paper	—	8,794	—	8,794
Other debt securities	—	8,821	—	8,821
	$273,296	$125,467	$—	$398,763
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$689	$689
Office furniture and equipment	545	545
Laboratory equipment	359	359
Total property and equipment	1,593	1,593
Less: Accumulated depreciation	(1,363)	(1,005)
Property and equipment, net	$230	$588
Depreciation expense was $0.4 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued external research and development expenses	$13,363	$2,957
Accrued personnel-related expenses	9,365	3,716
Accrued other expenses	1,035	743
Total accrued expenses	$23,763	$7,416
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
The following table summarizes the presentation of the operating lease in the Company’s consolidated balance sheets (in thousands):

	As of December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$1,131	$2,064
Liabilities:
Current operating lease liabilities	$1,259	$1,126
Non-current portion of operating lease liabilities	110	1,369
Total lease liabilities	$1,369	$2,495

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes total lease costs recognized in the Company’s consolidated statements of operations (in thousands):

	For the year ended December 31,
	2024	2023
Operating lease cost	$1,102	$1,102
Variable lease costs	33	14
Total lease costs	$1,135	$1,116
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
Future lease payments under non-cancelable lease agreements as of December 31, 2024 were as follows (in thousands):

Year Ended December 31,	Future Lease Payments
2025	$1,321
2026	110
Total future lease payments	1,431
Less: interest	(62)
Present value of operating lease liabilities	$1,369
The weighted average remaining lease term and weighted average incremental borrowing rate of the Company’s operating lease were as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term (in years)	1.1	2.1
Weighted average incremental borrowing rate	9.0%	9.0%
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023, and no material legal proceedings are currently pending or threatened.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
9. Collaboration and License Agreements
UCB Option and License Agreement
In December 2022, the Company entered into an Option and License Agreement (“the Collaboration Agreement”) with UCB for the discovery of small molecule therapeutics as potential treatments of KCNT1-related epilepsies. Under the terms of the Collaboration Agreement, the Company has agreed to perform general biology-related research services as part of a mutually agreed upon research plan in exchange for a $5.0 million upfront payment. In addition, the Company provided UCB an exclusive option to in-license global development and commercialization rights to any resulting KCNT1 small molecule development candidate identified as part of the research plan. If UCB exercises its option to in-license global development and commercialization rights, the Collaboration Agreement stipulates that UCB will assume research, development, manufacturing and commercialization responsibilities and costs. Under the terms of the Collaboration Agreement, the Company will be eligible to receive an option fee and future success-based development and commercialization milestone payments, totaling up to $98.5 million, in addition to tiered royalties on net sales of any resulting products from the Collaboration Agreement.
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
The Company recognizes revenue for its research services performance obligation over time using an input method over the duration of the research services. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a KCNT1 development candidate as part of the Collaboration Agreement. Upon notice of the exercise, the Company recognized the $6.0 million option exercise fee as collaboration revenue within the consolidated statement of operations. The Company also recognized the $2.6 million of remaining collaboration revenue associated with the $5.0 million up front payment, as the Company will have no further research service obligations under the terms of the Collaboration Agreement.
During the years ended December 31, 2024 and 2023, the Company recognized $8.6 million and $2.4 million respectively, in collaboration revenue related to the Collaboration Agreement in the consolidated statement of operations. As of December 31, 2024, there was no deferred revenue included in the consolidated balance sheet.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Tenacia Collaboration and License Agreement
On January 4, 2024, the Company entered into an exclusive collaboration and license Agreement (“the License Agreement”) with Tenacia, a China-based portfolio company of Bain Capital, which provides Tenacia an exclusive license to use certain intellectual property for the development and commercialization of ulixacaltamide and products containing ulixacaltamide in China, Hong Kong, Macau and Taiwan. Tenacia is solely responsible for the development and commercialization under the arrangement, with the exception of the associated manufacturing. The Company also entered into a Stock Purchase Agreement (“the Stock Purchase Agreement”) with BCPE Tenet Holdings Cayman, Ltd. (“BCPE”), a related party of Tenacia. Pursuant to the terms of the License Agreement, the Company was entitled to an up-front, non-refundable and non-creditable cash payment of $5.0 million, net of certain tax withholdings. In addition, the Company is eligible to receive $264.0 million in success-based development and commercialization milestone payments as well as tiered royalties on net sales. Pursuant to the terms of the Stock Purchase Agreement, the Company issued and sold 443,253 shares of its common stock to BCPE at a price per share of $22.5605 for aggregate gross proceeds of $10.0 million. The per share price was based on a 20% premium over the 30-day volume-weighted average price.
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
The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the License Agreement, both of which were received in January 2024. During the year ended December 31, 2024, the Company had not achieved any development or sales milestones or earned any royalties under the License Agreement.
The Company recorded the common stock sold to BCPE at its issuance date fair value of $38.95 per share, or $17.3 million in the aggregate, which exceeded the proceeds received which were calculated based on the 20% premium over the prior 30-day volume-weighted average price. Accordingly, there is no transaction price allocable to the performance obligation. The Company accounted for the excess of the fair value of the equity securities issued over the total proceeds received as consideration paid to a customer for which no distinct good or service was transferred in exchange. As a result, the transaction gives rise to negative revenue on a cumulative basis in the amount of $2.5 million, which was recorded at the inception of the collaboration and license agreement in research and development expense in the accompanying consolidated statement of operations. For agreements where the licenses are considered separate performance obligations or represent the only performance obligation, the Company recognizes revenue at the point in time that the Company effectively grants the license, as the licenses or assignments represent functional intellectual property.
As of December 31, 2024, the Company did not have any receivables or deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through December 31, 2024 because no qualifying costs were incurred. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the combined arrangement.
10. Common Stock and Preferred Stock
Common Stock

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In November 2021, the Company entered into an Open Market Sale Agreement (the "2021 Sales Agreement") with Jefferies LLC ("Jefferies"), to provide for the offering, issuance and sale of up to an aggregate amount of $125.0 million of common stock from time to time in at-the-market offerings for which Jefferies acted as sales agent. The Company terminated the 2021 Sales Agreement in June 2023. During the year ended December 31, 2023, the Company issued and sold an aggregate of 952,794 shares under the 2021 Sales Agreement for aggregate net proceeds of $24.1 million, after deducting commissions and offering expenses payable by the Company.
In December 2023, the Company entered into an Open Market Sale Agreement (the "2023 Sales Agreement"), with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the year ended December 31, 2024, the Company issued and sold an aggregate of 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million, after deducting commissions and offering expenses payable by the Company.
In March 2024, the Company entered into an Open Market Sale Agreement (the "March 2024 Sales Agreement"), with Jefferies, to provide for the offering, issuance, and sale of up to an aggregate amount of $150.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2024, the Company issued and sold an aggregate of 1,614,975 shares under the March 2024 Sales Agreement for aggregate net proceeds of $113.1 million, after deducting commissions and offering expenses payable by the Company.
In December 2024, the Company entered into an amendment to the March Sales Agreement with Jefferies, to provide for the offering, issuance, and sale of up to an aggregate amount of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2024, the Company issued and sold an aggregate of 16,487 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $1.0 million, after deducting commissions and offering expenses payable by the Company.
As of December 31, 2024 and 2023, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, pursuant to the Amended and Restated Certificate of Incorporation effective upon the completion of the IPO. Holders of such shares of common stock have the exclusive right to vote for the election of the Company's directors and are entitled to one vote per share. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to a pro rata distribution of the Company's net assets. Dividends may be declared and paid to such holders only when, as, and if declared by the Board or an authorized committee thereof.
As of December 31, 2024, the Company did not hold any treasury shares.
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
During the year ended December 31, 2024, all pre-funded warrants associated with this offering were exercised via a cashless exercise, resulting in 469,981 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of December 31, 2024, there were no pre-funded warrants associated with this offering outstanding.
January 2024 Public Offering

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. During the year ended December 31, 2024, 152,145 pre-funded warrants were exercised via a cashless exercise, resulting in 152,142 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of December 31, 2024, a total of 904,580 pre-funded warrants associated with this offering remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of December 31, 2024, none of the pre-funded warrants had been exercised and all remained outstanding.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity.
Shares Reserved for Future Issuance
The Company had reserved the following shares of common stock for future issuance:

	December 31,
	2024	2023
Shares reserved for exercise of outstanding stock options	1,809,343	666,163
Shares reserved for exercise of pre-funded warrants related to the June 2023 Financing	—	470,000
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	904,580	—
Shares reserved for exercise of pre-funded warrants related to the April 2024 Financing	221,238	—
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	91,343	148,264
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	109,648	53,111
Shares reserved for future awards under the 2024 Inducement Plan	112,774	—
Shares reserved for vesting of restricted stock units	224,473	47,145
Total shares of authorized common stock reserved for future issuance	3,473,399	1,384,683
Preferred Stock
As of December 31, 2024 and 2023, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series, and is authorized to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's shareholders. As of December 31, 2024 and 2023, the Company had no shares of undesignated preferred stock issued or outstanding.
11. Stock-Based Compensation
Equity Incentive Plans
In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. The total shares of common stock initially authorized for issuance under the Inducement Plan was 1,000,000. In June 2024, the shares of common stock authorized for issuance under the Inducement Plan was reduced by 870,000 shares following stockholder approval of an amendment and restatement of the 2020 Stock Option and Incentive Plan ("the 2020 Plan"). The total number of shares of common stock authorized for issuance under the Inducement Plan as of December 31, 2024 was 130,000 shares.
The total number of shares of common stock authorized for issuance under the 2020 Plan as of December 31, 2024 and December 31, 2023 was 1,970,833 shares and 661,240 shares, respectively. The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of December 31, 2024 and 2023 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
Stock options issued under the 2024 Inducement, 2020 Plan and 2017 Plan expire ten years from the date of grant. Shares that expire, are terminated, surrendered or canceled under the 2024 Inducement, 2020 Plan and 2017 Plan without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

common stock available for future awards. Upon stock option exercise, the Company issues new shares and delivers them to the participant.
The total shares authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP") as of December 31, 2024 and 2023 was 175,145 shares and 87,227 shares, respectively. During the years ended December 31, 2024 and 2023, the Company issued 31,381 and 24,690 shares, respectively, under the 2020 ESPP.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	47,145	$202.27
Issued	208,997	53.35
Vested	(19,576)	201.07
Forfeited	(12,093)	53.90
Unvested as of December 31, 2024	224,473	$71.71
As of December 31, 2024, total unrecognized compensation cost related to unvested restricted stock units was $10.6 million, which is expected to be recognized over a weighted-average period of 2.72 years.
The total fair value of restricted stock units that vested during the years ended December 31, 2024 and 2023 was $1.0 million and $0.5 million, respectively.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2023	666,163	$160.19	7.79	$254
Granted	1,221,746	51.59
Exercised	(45,177)	46.24		$1,231
Cancelled or Forfeited	(33,389)	108.85
Outstanding as of December 31, 2024	1,809,343	$90.84	8.47	$39,989
Exercisable as of December 31, 2024	933,936	$120.30	7.77	$19,033
Vested and expected to vest as of December 31, 2024	1,809,343	$90.84	8.47	$39,989
The aggregate intrinsic value of stock options exercised for the years ended December 31, 2024 and 2023 was $1.2 million and $0.1 million, respectively. The aggregate intrinsic value of stock options outstanding, exercisable, and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2024. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees, members of the Board, and non-employees on the date of grant were as follows for the for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.01%	3.60%
Expected term (in years)	6.03	6.00
Expected volatility	96.60%	88.40%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$41.25	$29.73
As of December 31, 2024, total unrecognized compensation cost related to unvested stock options was $38.4 million, which is expected to be recognized over a weighted-average period of 2.49 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$15,620	$8,055
General and administrative	25,740	16,802
Total stock-based compensation expense	$41,360	$24,857
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Ionis Collaboration Agreement
Under the Ionis Collaboration Agreement, both parties participated in research activities related to the downregulation of SCN2A gene products associated with the treatment of any and all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene, other than one severe type of epilepsy. Ionis was also responsible for identifying a development candidate and conducting an IND-enabling toxicology study. The Company reimbursed Ionis for out-of-pocket costs incurred related to the research activities, identification of a development candidate and conducting an IND-enabling toxicology study. The reimbursement of out-of-pocket costs was recognized as research and development expense as incurred. Expense for the years ended December 31, 2024 and 2023 was immaterial.
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
Additionally, in July 2023, the Company paid a milestone payment of $6.9 million to Ionis, which was earned in the second quarter of 2023 upon initiation of the Company's elsunersen EMBRAVE study, and was recognized in research and development expenses in the consolidated statement of operations during the year ended December 31, 2023. Ionis may be entitled to additional development milestone payments, additional milestone payments, and sales royalties or sublicense fees.
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
13. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Outstanding stock options	1,809,343	666,163
Unvested restricted stock units	224,473	47,145
Potential shares issuable under the ESPP	7,315	24,972
	2,041,131	738,280

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Common shares issuable upon exercise of the pre-funded warrants that were sold and remain outstanding in connection with the January 2024 and April 2024 underwritten public offerings are included in the calculation of weighted average number of common shares outstanding for the year ended December 31, 2024. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of net loss per share from the date of issuance.
14. Income Taxes
The Company maintains a full valuation allowance on its U.S. net deferred tax assets due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2024 or 2023 related to its U.S. operations due to the uncertainty regarding future taxable income. In the years ended December 31, 2024 and 2023, the difference between the statutory tax rate in the U.S. and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit. The income tax benefit (provision) recognized for the years ended December 31, 2024 and 2023 was not material.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Federal and state research and development credits	3.9%	3.5%
State taxes, net of federal benefit	3.5%	4.3%
Changes in tax rates	(3.2)%	2.9%
Non-deductible executive compensation	(2.6)%	(1.4)%
Non-deductible items	(0.8)%	—%
Stock-based compensation	(0.9)%	(1.3)%
Change in valuation allowance	(20.7)%	(29.7)%
Other	(0.2)%	0.7%
Effective income tax rate	—%	—%

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$90,108	$74,528
Capitalized research expenditures	65,836	48,954
Research and development credits	30,582	23,451
Amortization	20,600	23,929
Stock-based compensation	8,784	7,697
Accrued expenses	2,333	1,147
Leases	344	676
Deferred revenue	—	692
Total gross deferred tax assets	218,587	181,074
Less: Valuation allowance	(218,303)	(180,515)
Net deferred tax assets	$284	$559
Deferred tax liabilities:
Operating lease right-of-use asset	(284)	(559)
Total gross deferred tax liabilities	(284)	(559)
Net deferred tax assets	$—	$—
As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards which may be able to offset future income tax liabilities of approximately $342.4 million and $282.8 million, respectively. Federal net operating loss carryforwards of $7.7 million will expire at various dates from 2035 through 2037 and approximately $334.7 million may be carried forward indefinitely. As of December 31, 2024 and 2023, the Company also had state net operating loss carryforwards of approximately $289.7 million and $239.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates from 2036 through 2044.
As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of approximately $27.3 million and $20.4 million, respectively, available to reduce future tax liabilities which expire at various dates from 2039 through 2044. As of December 31, 2024 and 2023, the Company had state research and development tax credit carryforwards of approximately $4.1 million and $3.8 million, respectively, available to reduce future tax liabilities which expire at various dates from 2032 through 2039. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2024 and 2023 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception. As a result, a valuation allowance of $218.3 million and $180.5 million has been established at December 31, 2024 and 2023, respectively. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $37.8 million and $36.6 million during the years ended December 31, 2024 and 2023, respectively, due primarily to the generation of net operating losses.
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2024 and 2023. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s consolidated statement of operations for either year ended December 31, 2024 or 2023. The statute of limitations for federal and the majority of state tax authorities is open for tax years ended December 31, 2021 through December 31, 2024. The statute of limitation for the remaining state tax authorities is open for tax years ended December 31, 2020 through December 31, 2024. Since the Company is in a net loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
15. Related Party Transactions
One of the founders of RogCon is the Company's General Counsel. During the years ended December 31, 2024 and 2023, the Company reimbursed RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement (Note 12).
16. Employee Benefit Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for eligible employees. The plan covers substantially all employees who meet a minimum age requirement and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the plan, the Company is not obligated to match any participant contributions. The Company made contributions of $1.2 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively.
17. Segment Information
The Company has one operating segment. The Company's operating segment discovers and develops therapies for CNS disorders. The Company's chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and allocating resources based on net loss that also is reported on the consolidated statement of operations as consolidated net loss. Net loss is used by the CODM to make key strategic and operational decisions. The operating segment's revenue is derived from a single domestic collaboration agreement from which the segment licenses certain development or product candidates and has performed research and development services. The measure of segment assets is reported on the balance sheet as total consolidated assets. The majority of the Company's long-lived assets are held in the United States.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected financial information about the Company's single operating segment for the year ended December 31, 2024 (in thousands):

	December 31,
	2024	2023
Collaboration revenue	$8,553	$2,447
Program-specific expenses:
Ulixacaltamide(a)	69,172	19,464
Vormatrigine	18,360	6,275
Relutrigine	6,273	3,996
Elsunersen	2,135	14,595
Other early stage assets	4,634	7,055
Personnel-related expenses	42,853	33,160
Stock-based compensation expense	41,361	24,857
Depreciation expense	358	432
Other segment expenses(b)	23,572	18,986
Interest income	17,346	3,096
Consolidated net loss	$(182,819)	$(123,277)
(a) Includes non-cash research and development of $2.5 million in the year ended December 31, 2024 associated with the Company's collaboration with Tenacia
(b) Other segment expenses includes research and development and general and administrative costs not attributable to a specific program.
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
At-the-Market Offerings
Subsequent to December 31, 2024, the Company issued and sold a total of 694,212 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $54.9 million after deducting commissions and offering expenses payable by the Company.

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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Praxis Precision Medicines, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Praxis Precision Medicines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2025
Item 9B. Other Information
(a) Disclosure in lieu of a Current Report on Form 8-K.
None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age, and position of each of our current executive officers and directors as of February 28, 2025:

Name	Age	Position
Executive Officers:
Marcio Souza	45	President, Chief Executive Officer, Director
Timothy Kelly	52	Chief Financial Officer
Alex Nemiroff, J.D.	46	General Counsel, Corporate Secretary
Non-Employee Directors:
Dean Mitchell(2)(4)	69	Chairman, Director
Jeffrey Chodakewitz, M.D.(3)(4)	69	Director
Merit Cudkowicz, M.D.(1)(4)	61	Director
Jill DeSimone(1)(2)(3)	69	Director
Gregory Norden(1)(2)	67	Director
William Young(2)(3)	80	Director
_______________________________
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance Committee.
(4)Member of the Science and Technology Committee
Executive Officers
Marcio Souza has served as a member of our Board of Directors and our President and Chief Executive Officer since April 2020. Prior to joining us, Mr. Souza was at PTC Therapeutics, Inc., or PTC, where he served as its Chief Operating Officer from May 2017 to April 2020 and its Senior Vice President and Head of Product Strategy from July 2016 to May 2017. Prior to joining PTC, Mr. Souza served in positions of increasing responsibility at NPS Pharmaceuticals, Inc., Shire Human Genetic Therapies Inc. and Sanofi Genzyme Corporation. Mr. Souza currently serves on the board of directors of Remagine Labs, a private company. Mr. Souza previously served on the boards of directors of Spyre Therapeutics, Inc. (previously Aeglea BioTherapeutics, Inc.) and Clearpoint Neuro, Inc. (previously MRI Interventions, Inc.). Mr. Souza received a degree in pharmacy and biochemistry with a specialization in toxicology and clinical analysis from the University of São Paulo and an M.B.A. from Fundação Dom Cabral. We believe Mr. Souza is qualified to serve on our Board of Directors because of his business and leadership experience in the life sciences industry and his scientific background
Timothy Kelly has served as our Chief Financial Officer since May 2021. Prior to his role as Chief Financial Officer, Mr. Kelly served as Chief Financial Officer of Foundation Medicine, Inc. from 2019 to April 2021. In this position, he led the finance and corporate management teams, providing strategic leadership and oversight for the corporate functions, which included accounting and tax, billing and reimbursement, procurement, corporate development, project management and financial planning and analysis. Prior to his time at Foundation Medicine, Mr. Kelly served in several finance roles of increasing responsibility at the F. Hoffman-La Roche AG, or Roche, and Genentech (before being acquired by Roche in 2009) from 2003 to 2019, including finance and corporate services director for Roche Pharma in the United Kingdom from 2017 to 2019 and head of group strategic planning for the Roche Group in Switzerland from 2013 to 2017. Mr. Kelly holds a B.A. in economics from the College of William and Mary and an M.B.A. from the Columbia Business School.
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
Non-Employee Directors
Dean Mitchell has served as chairman of our Board of Directors since September 2020. He served as executive chairman of the board of directors of Covis Pharma Holdings S.à.r.l., a specialty pharmaceutical company, from August 2013 until its sale in March 2020 and was chairman of PaxVax Corporation, a biotechnology company, from January 2016 until its sale in October 2018. Mr. Mitchell served as President and Chief Executive Officer of Lux Biosciences, Inc., a biotechnology company focusing on the treatment of ophthalmic diseases, from July 2010 to August 2013. Prior to Lux Biosciences, he served as President and Chief Executive Officer of both Alpharma, Inc., a publicly traded specialty pharmaceutical company, from 2006 until its acquisition by King Pharmaceuticals, Inc. in 2008, and Guilford Pharmaceuticals, Inc., a publicly traded pharmaceutical company focused in oncology and acute care, from 2004 until its acquisition by MGI Pharma Inc. in 2005. From 2001 to 2004, he served in various senior executive capacities in the worldwide medicines group of Bristol-Myers Squibb Company. Prior to Bristol-Myers Squibb Company, he spent 14 years at GlaxoSmithKline plc, in assignments of increasing responsibility spanning sales, marketing, general management, commercial strategy and clinical development and product strategy. Mr. Mitchell currently serves on the boards of directors of Theravance Biopharma, Inc. (NASDAQ: TBPH) and Precigen Inc. (formerly Intrexon Inc.) (NASDAQ: PGEN). Mr. Mitchell previously served on the boards of directors of ImmunoGen Inc. (acquired by Abbvie Inc. in 2024) and Kinnate Biopharma Inc. (acquired by XOMA Corporation in 2024). Mr. Mitchell holds an M.B.A. from City University London and a B.Sc. in Biology from Coventry University. We believe Mr. Mitchell is qualified to serve on our Board of Directors because of his management experience in the pharmaceutical and biotherapeutics industries and his experience as a president, chief executive officer and board member of multiple biotechnology companies.
Jeffrey Chodakewitz, M.D., has served as a member of our Board of Directors since April 2021. Dr. Chodakewitz has served as an advisory partner for Ascenta Capital, a life sciences investment firm, since December 2022. He previously served as a senior advisor to Blackstone Life Sciences, a life sciences private equity firm from March 2019 to January 2022. From April 2018 through March 2019, he served as Executive Vice President, Clinical Medicine and External Innovation, at Vertex Pharmaceuticals, Inc., or Vertex. Prior to that role, Dr. Chodakewitz held the roles of Chief Medical Officer and Executive Vice President, Global Medicines Development and Medical Affairs at Vertex from January 2014 to April 2018 and was a member of the Vertex Executive Committee. Prior to Vertex, Dr. Chodakewitz spent over 20 years at Merck & Co. serving in several positions, including leadership roles as Head of Infectious Diseases and Vaccines Global Development, Senior Vice President of Global Scientific Strategy (infectious disease, respiratory & immunology), Vice President of Early-Stage Development and Senior Vice President of Late-Stage Development. Dr. Chodakewitz currently serves on the boards of directors of Adicet Bio, Inc. (NASDAQ: ACET) and Schrödinger, Inc. (NASDAQ:SDGR). Dr. Chodakewitz previously served on the board of directors of Freeline Therapeutics Holdings plc. (acquired by Syncona Ltd in 2024). Dr. Chodakewitz received a B.S. in Biochemistry cum laude from Yale University and an M.D. from the Yale University School of Medicine. We believe Dr. Chodakewitz is qualified to serve on our Board of Directors because of his extensive business and leadership experience working in the biotechnology industry.
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
Jill DeSimone has served as a member of our Board of Directors since May 2022. Ms. DeSimone served as President of U.S. Oncology at Merck & Co., Inc., or Merck, from 2014 to May 2022. During her time at Merck, Ms. DeSimone also temporarily served as Interim President of U.S. Pharma to help navigate the business through the COVID-19 pandemic. Prior to joining Merck, she served as Senior Vice President of Global Women’s Health at Teva Pharmaceutical Industries Ltd, or Teva, from 2012 to 2014. Prior to her time at Teva, Ms. DeSimone served in several roles of increasing responsibility at Bristol Myers-Squibb from 1980 to 2012, including Senior Vice President of Oncology and Senior Vice President of Commercial Operations. Ms. DeSimone currently serves on the board of directors of Oncternal Therapeutics, Inc. (NASDAQ: ONCT), iTeos Therapeutics, Inc. (NASDAQ: ITOS) and Affini-T Therapeutics, Inc., a private company. Ms. DeSimone previously served on the board of directors of Kinnate Biopharma, Inc. (acquired by XOMA Corporation in 2024). Ms. DeSimone also serves as a board member for the Florida Cancer Specialists Foundation and Swim Across America, nonprofit organizations focused on cancer patient support and research. Ms. DeSimone received a B.S. in pharmacy from Northeastern University and completed a fellowship with the Wharton School of the University of Pennsylvania. We believe Ms. DeSimone is qualified to serve on our Board of Directors because of her leadership and extensive business experience in the pharmaceutical industry.
Gregory Norden has served as a member of our Board of Directors since March 2019. Mr. Norden is the former Chief Financial Officer of Wyeth Pharmaceuticals Inc. and has served as the Managing Director of G9 Capital Group LLC, which invests in early stage ventures and provides corporate advisory services, since 2010. Mr. Norden currently serves on the boards of directors of Zoetis Inc. (NYSE: ZTS) and Royalty Pharma plc (NASDAQ: RPRX). Mr. Norden previously served on the boards of directors of Human Genome Sciences, Inc., Univision, Welch Allyn and NanoString Technologies, Inc. Mr. Norden received a B.S. in Management and Economics from the State University of New York at Plattsburgh and an M.S. in Accounting from LIU Post. We believe Mr. Norden is qualified to serve on our Board of Directors because of his background in finance and experience as a senior executive in the global healthcare and pharmaceutical industries, as well as his public company board experience.
William Young has served as a member of our Board of Directors since December 2016. Mr. Young is a Senior Advisor with Blackstone Life Sciences, which he joined in November 2018. Prior to its acquisition by Blackstone, Mr. Young joined Clarus Ventures LLC in March 2010 and held various roles, including Venture Partner, Senior Advisor and portfolio company board member. Prior to joining Clarus, Mr. Young was chairman of the board of directors and Chief Executive Officer of Monogram Biosciences Inc. from 2000 until its acquisition by Laboratory Corporation of America Holdings in 2009. Previously, Mr. Young spent 20 years at Genentech, Inc. in roles of increasing responsibility, culminating as Chief Operating Officer from 1997 to 1999. Mr. Young currently serves as a member of the board of directors of Autolus Therapeutics plc (NASDAQ: AUTL). Mr. Young previously served as the chairman of the board of directors of Annexon, Inc., and as a member of the boards of directors of Vertex Pharmaceuticals Inc., BioMarin Pharmaceutical Inc., Theravance BioPharma, Inc. and NanoString Technologies, Inc. Mr. Young was elected to the National Academy of Engineering in 1993 for his contributions to biotechnology. Mr. Young received a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Indiana University in Marketing and Finance and holds an honorary doctorate in Engineering from Purdue University. We believe Mr. Young is qualified to serve on our Board of Directors because of his scientific background, business experience and his service on the board of directors of other life sciences companies.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://investors.praxismedicines.com/corporate-governance/governance-overview. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Form 8-K.
The remainder of the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

The following table provides information as of December 31, 2024 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2017 Stock Incentive Plan, our 2020 Stock Option and Incentive Plan, our 2020 Employee Stock Purchase Plan and our 2024 Inducement Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1):	2,016,590(2)	$91.04(3)	200,991(4)
Equity compensation plans not approved by security holders(5):	17,226(6)	$53.13(7)	112,774 (8)
Total	2,033,816	$90.84	313,765
_____________________
(1)The 2020 Stock Option and Incentive Plan provides for an annual increase in the number of securities available for future issuance on each January 1 by an amount equal to 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 or such lesser number of shares as determined by the administrator of such plan. The 2020 Employee Stock Purchase Plan provides for an annual increase in the number of securities available for future issuance on each January 1 by an amount equal to the lesser of (i) 1% of the number of shares of common stock outstanding as of the immediately preceding December 31, (ii) 327,102 shares of common stock, or (iii) such number of shares of common stock as determined by the administrator of such plan.
(2)Includes 1,799,643 shares of common stock issuable upon the exercise of outstanding options under the 2017 and 2020 Stock Option and Incentive Plans and 216,947 shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
(3)The calculation does not take into account the 216,947 shares of common stock subject to outstanding restricted stock units under the 2020 Stock Option and Incentive Plan. Such shares will be issued at the time the restricted stock unit vests, without any cash consideration payable for those shares.
(4)As of December 31, 2024, there were no shares available for grant under the 2017 Stock Incentive Plan, 91,343 shares available for grants under the 2020 Stock Option and Incentive Plan and 109,648 shares available for grants under the 2020 Employee Stock Purchase Plan (of which 7,315 shares were subject to outstanding purchase rights).
(5)The 2024 Inducement Plan was adopted in January 2024. Awards issued under the 2024 Inducement Plan may only be made to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. The material terms of the 2024 Inducement Plan are described in Note 11 to the consolidated financial statements included herein.
(6)Includes 9,700 shares of common stock issuable upon the exercise of outstanding options under the 2024 Inducement Plan and 7,526 shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
(7)The calculation does not take into account the 7,526 shares of common stock subject to outstanding restricted stock units under the 2024 Inducement Plan. Such shares will be issued at the time the restricted stock unit vests, without any cash consideration payable for those shares.
(8)As of December 31, 2024, there were 112,774 shares available for grant under the 2024 Inducement Plan. In January 2025, the number of shares of the Company's common stock reserved for issuance under the 2024 Inducement Plan was increased by 870,000 shares.
The remainder of the information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3	Description of Securities of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)
4.4	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 12, 2024)
4.5	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on March 29, 2024)
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
10.3#
Praxis Precision Medicines, Inc. 2017 Stock Incentive Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on March 17, 2021)

10.4#
Praxis Precision Medicines, Inc. 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on June 6, 2024)

10.5#
Form of Incentive Stock Option Agreement under the 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.6#
Form of Non-Qualified Stock Option Agreement for Company Employees under the 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.7#
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.8#
Form of Restricted Stock Award Agreement under the 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.9#
Form of Restricted Stock Unit Award Agreement for Company Employees under the 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.10#
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.11#
Praxis Precision Medicines, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.12#
Praxis Precision Medicines, Inc. 2024 Inducement Plan and Forms of Award Agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-276786) filed on January 31, 2024)

10.13#
Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Marcio Souza (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)

10.14#
Amended and Restated Employment Agreement, dated May 13, 2021, by and between Praxis Precision Medicines, Inc. and Timothy Kelly (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 7, 2023)

10.15#
Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Alex Nemiroff (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on March 5, 2024)

10.16#
Employment Agreement Amendment Letter, dated October 11, 2024, by and between Marcio Souza and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 15, 2024)

10.17#
Employment Agreement Amendment Letter, dated October 11, 2024, by and between Timothy Kelly and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 15, 2024)

10.18#
Employment Agreement Amendment Letter, dated October 11, 2024, by and between Alex Nemiroff and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 15, 2024)

10.19#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39620) filed on August 13, 2024)
10.20†
Cooperation and License Agreement, dated September 11, 2019, by and between RogCon Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.21†
Research Collaboration, Option and License Agreement, dated September 11, 2019, by and between Ionis Pharmaceuticals, Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.22
Sublease, dated May 27, 2021, by and between CBRE, Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on June 2, 2021)

19*	Praxis Precision Medicines, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Praxis Precision Medicines, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on March 5, 2024)

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

PRAXIS PRECISION MEDICINES, INC.

Date: February 28, 2025	By:	/s/ Marcio Souza
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

Name	Title	Date

/s/ Marcio Souza	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Marcio Souza

/s/ Timothy Kelly	Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Timothy Kelly

/s/ Lauren Mastrocola	Principal Accounting Officer	February 28, 2025
Lauren Mastrocola

/s/ Dean Mitchell	Chairman of the Board	February 28, 2025
Dean Mitchell

/s/ Jeffrey Chodakewitz	Director	February 28, 2025
Jeffrey Chodakewitz, M.D.

/s/ Merit Cudkowicz	Director	February 28, 2025
Merit Cudkowicz, M.D.

/s/ Jill DeSimone	Director	February 28, 2025
Jill DeSimone

/s/ Gregory Norden	Director	February 28, 2025
Gregory Norden

/s/ William Young	Director	February 28, 2025
William Young