Form 10-Q
period 2025-03-31
Praxis Precision Medicines, Inc.
filed 2025-05-02
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 30, 2025, the registrant had 20,368,982 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$165,567	$215,372
Marketable securities	162,424	177,195
Prepaid expenses and other current assets	5,584	11,805
Total current assets	333,575	404,372
Long-term marketable securities	144,032	76,961
Property and equipment, net	247	230
Operating lease right-of-use assets	882	1,131
Other non-current assets	—	416
Total assets	$478,736	$483,110
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,909	$12,528
Accrued expenses	15,547	23,763
Operating lease liabilities	1,066	1,259
Total current liabilities	39,522	37,550
Long-term liabilities:
Non-current portion of operating lease liabilities	—	110
Total liabilities	39,522	37,660
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 20,341,917 shares issued and outstanding as of March 31, 2025, and 19,422,358 shares issued and outstanding as of December 31, 2024	14	14
Additional paid-in capital	1,344,577	1,281,522
Accumulated other comprehensive gain	659	654
Accumulated deficit	(906,036)	(836,740)
Total stockholders’ equity	439,214	445,450
Total liabilities and stockholders’ equity	$478,736	$483,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$—	$431
Operating expenses:
Research and development	60,806	26,984
General and administrative	13,922	15,333
Total operating expenses	74,728	42,317
Loss from operations	(74,728)	(41,886)
Other income:
Other income, net	5,432	2,333
Total other income	5,432	2,333
Net loss	$(69,296)	$(39,553)
Net loss per share attributable to common stockholders, basic and diluted	$(3.29)	$(2.84)
Weighted average common shares outstanding, basic and diluted	21,055,834	13,904,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(69,296)	$(39,553)
Change in unrealized gain on marketable securities, net of tax	5	3
Comprehensive loss	$(69,291)	$(39,550)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	19,422,358	$14	$1,281,522	$(836,740)	$654	$445,450
Stock-based compensation expense	—	—	8,786	—	—	8,786
Issuance of common stock from at-the-market public offerings, net of commission costs of $1,120	694,212	—	54,904	—	—	54,904
Issuance of common stock from exercise of pre-funded warrants	173,840	—	—	—	—	—
Vesting of restricted stock units	55,850	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(18,765)	—	(1,195)	—	—	(1,195)
Issuance of common stock upon exercise of stock options	14,422	—	560	—	—	560
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	5	5
Net loss	—	—	—	(69,296)	—	(69,296)
Balance at March 31, 2025	20,341,917	$14	$1,344,577	$(906,036)	$659	$439,214

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669
Stock-based compensation expense	—	—	14,475	—	—	14,475
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $10,836	3,802,025	—	161,649	—	—	161,649
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $376	209,852	—	6,169	—	—	6,169
Issuance of common stock from a collaboration and license agreement	443,253	—	17,265	—	—	17,265
Vesting of restricted stock units	11,095	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,689)	—	(137)	—	—	(137)
Issuance of common stock upon exercise of stock options	3,634	—	143	—	—	143
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	3	3
Net loss	—	—	—	(39,553)	—	(39,553)
Balance at March 31, 2024	13,258,047	$13	$923,141	$(693,474)	$3	$229,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(69,296)	$(39,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	47	112
Stock-based compensation expense	8,786	14,475
Non-cash operating lease expense	249	224
Amortization of premiums and discounts on marketable securities, net	(1,229)	(84)
Non-cash collaboration and license agreement expense	—	2,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,637	(808)
Accounts payable	10,381	3,589
Accrued expenses	(8,280)	(608)
Operating lease liabilities	(303)	(271)
Deferred revenue	—	(431)
Other	(2)	(2)
Net cash used in operating activities	(53,010)	(20,857)
Cash flows from investing activities:
Purchases of marketable securities	(117,057)	(91,220)
Maturities of marketable securities	65,993	—
Net cash used in investing activities	(51,064)	(91,220)
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	—	161,649
Issuance of common stock from collaboration and license agreement	—	14,765
Proceeds from at-the-market offerings, net of issuance and commission costs	54,904	6,337
Payments of tax withholdings related to vesting of restricted stock units	(1,195)	(137)
Proceeds from exercise of stock options	560	143
Net cash provided by financing activities	54,269	182,757
Increase (decrease) in cash, cash equivalents and restricted cash	(49,805)	70,680
Cash, cash equivalents and restricted cash, beginning of period	215,788	81,716
Cash, cash equivalents and restricted cash, end of period	$165,983	$152,396
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	165,567	151,980
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$165,983	$152,396
Supplemental disclosures of non-cash activities:
Purchase of property and equipment included in accrued expenses	$64	$—
Issuance costs from at-the-market offering included in accrued expenses	$—	$168
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system ("CNS"), disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across epilepsy and movement disorders.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering, at-the-market offerings under its shelf registration statement, and follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through March 31, 2025, the Company raised $1.2 billion in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $69.3 million for the three months ended March 31, 2025. In addition, as of March 31, 2025, the Company had an accumulated deficit of $906.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2025 of $472.0 million will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. Financial statement disclosures for the three months ended March 31, 2025 and 2024 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods, or any future year or period.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU No. 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024 and can be applied prospectively or retrospectively. The Company has determined that the effects of adopting the amendments in ASU 2023-09 will only impact its disclosures and will not have a material impact on its consolidated financial position and the results of its operations when such amendment is adopted.
In November 2023, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
3. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$94,044	$—	$—	$94,044
Available-for-sale securities:
Debt securities issued by U.S. government agencies	110,897	387	—	111,284
Corporate debt securities	110,591	224	—	110,815
Commercial paper	14,811	18	—	14,829
Other debt securities	69,498	30	—	69,528
Total cash equivalents and marketable securities	$399,841	$659	$—	$400,500

	As of December 31, 2024
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$128,652	$—	$—	$128,652
Debt securities issued by U.S. government agencies	15,953	2	—	15,955
Available-for-sale securities:
Debt securities issued by U.S. government agencies	128,215	475	—	128,690
Corporate debt securities	107,695	157	—	107,852
Commercial paper	8,775	19	—	8,794
Other debt securities	8,819	1	—	8,820
Total cash equivalents and marketable securities	$398,109	$654	$—	$398,763
As of March 31, 2025, the Company had 7 securities with a total fair market value of $19.4 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. The Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	March 31, 2025	December 31, 2024
Within one year	$162,424	$177,195
After one year through five years	144,032	76,961
Total	$306,456	$254,156
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three months ended March 31, 2025 and 2024.
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
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$94,044	$—	$—	$94,044

Debt securities issued by US. government agencies	111,284	—	—	111,284
Corporate debt securities	—	110,815	—	110,815
Commercial paper	—	14,829	—	14,829
Other debt securities	—	69,528	—	69,528
	$205,328	$195,172	$—	$400,500

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,652	$—	$—	$128,652

Debt securities issued by US. government agencies	144,644	—	—	144,644
Corporate debt securities	—	107,852	—	107,852
Commercial paper	—	8,794	—	8,794
Other debt securities	—	8,821	—	8,821
	$273,296	$125,467	$—	$398,763
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued external research and development expenses	$11,638	$13,363
Accrued personnel-related expenses	2,148	9,365
Accrued other expenses	1,761	1,035
Total accrued expenses	$15,547	$23,763
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within prepaid expenses and other current assets, and other non-current assets on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. This lease qualifies as an operating lease.

7. Collaboration and License Agreements
UCB Option and License Agreement
In December 2022, the Company entered into an Option and License Agreement (“the Collaboration Agreement”) with UCB Biopharma SRL (“UCB”) for the discovery of small molecule therapeutics as potential treatments of KCNT1-related epilepsies. Under the terms of the Collaboration Agreement, the Company has agreed to perform general biology-related research services as part of a mutually agreed upon research plan in exchange for a $5.0 million upfront payment. In addition, the Company provided UCB an exclusive option to in-license global development and commercialization rights to any resulting KCNT1 small molecule development candidate identified as part of the research plan. If UCB exercises its option to in-license global development and commercialization rights, the Collaboration Agreement stipulates that UCB will assume research, development, manufacturing and commercialization responsibilities and costs. Under the terms of the Collaboration Agreement, the Company was eligible to receive an option fee and future success-based development and commercialization milestone payments, totaling up to $98.5 million, in addition to tiered royalties on net sales of any resulting products from the Collaboration Agreement.
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
The Company recognizes revenue for its research services performance obligation over time using an input method over the duration of the research services. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a KCNT1 development candidate as part of the Collaboration Agreement. Upon notice of the exercise, the Company recognized the $6.0 million option exercise fee and the $2.6 million of remaining collaboration revenue associated with the $5.0 million up front payment as collaboration revenue within the December 31, 2024 consolidated statement of operations, as the Company had no further research service obligations under the terms of the Collaboration Agreement.
The Company did not recognize any collaboration revenue associated with this Collaboration Agreement during the three months ended March 31, 2025, and as of March 31, 2025, there was no deferred revenue recorded in the condensed consolidated balance sheet.
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
The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the License Agreement, both of which were received in January 2024. During the three months ended March 31, 2025, the Company had not achieved any development or sales milestones or earned any royalties under the License Agreement.
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
As of March 31, 2025, the Company did not have any receivables or deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through March 31, 2025 because no qualifying costs were incurred. During the three months ended March 31, 2025, the Company did not recognize any revenue associated with the combined arrangement.
8. Common Stock and Preferred Stock
Common Stock
As of March 31, 2025 and December 31, 2024, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of March 31, 2025 and December 31, 2024, the Company did not hold any treasury shares.
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
During the three months ended March 31, 2025, 173,843 pre-funded warrants were exercised via cashless exercise, resulting in 173,840 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of March 31, 2025, a total of 730,737 pre-funded warrants associated with this offering remained outstanding.

April 2024 Public Offering
On April 2, 2024, the Company completed a public offering of: (i) an aggregate of 3,849,558 shares of its common stock at a public offering price of $56.50 per share, including the underwriters' full exercise of their option to purchase 530,973 additional shares of common stock, and (ii) pre-funded warrants to purchase 221,238 shares of common stock at a public offering price of $56.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $216.0 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days' prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of March 31, 2025, none of the pre-funded warrants have been exercised and all remained outstanding.
The Company determined that the pre-funded warrants related to the January 2024 and April 2024 public offerings are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	March 31, 2025	December 31, 2024
Shares reserved for exercise of outstanding stock options	2,050,354	1,809,343
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	730,737	904,580
Shares reserved for exercise of pre-funded warrants related to the April 2024 Financing	221,238	221,238
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	487,877	91,343
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	303,871	109,648
Shares reserved for future awards under the 2024 Inducement Plan	967,137	112,774
Shares reserved for vesting of restricted stock units	522,257	224,473
Total shares of authorized common stock reserved for future issuance	5,283,471	3,473,399
Preferred Stock
As of March 31, 2025 and December 31, 2024, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2024 Inducement Plan

In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. In January 2025, the number of shares of common stock authorized for issuance under the Inducement Plan was increased by 870,000 shares. The total number of shares of common stock authorized for issuance under the Inducement Plan as of March 31, 2025 and December 31, 2024 was 1,000,000 shares and 130,000 shares, respectively.
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of March 31, 2025 and December 31, 2024 was 2,941,950 shares and 1,970,833 shares, respectively.
2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of March 31, 2025 and December 31, 2024 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of March 31, 2025 and December 31, 2024 was 369,368 shares and 175,145 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	224,473	$71.71
Issued	357,942	63.09
Vested	(55,733)	105.33
Forfeited	(4,425)	69.61
Unvested as of March 31, 2025	522,257	$62.23
As of March 31, 2025, total unrecognized compensation cost related to unvested restricted stock units was $30.0 million, which is expected to be recognized over a weighted-average period of 3.47 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2024	1,809,343	$90.84
Granted	261,550	63.89
Exercised	(14,422)	38.83		$535
Cancelled or Forfeited	(6,117)	72.39
Outstanding as of March 31, 2025	2,050,354	$87.82	8.40	$1,117
Exercisable as of March 31, 2025	1,048,080	$114.85	7.64	$942
Vested and expected to vest as of March 31, 2025	2,050,354	$87.82	8.40	$1,117
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three months ended March 31, 2025:

Three Months Ended March 31,
2025
Risk-free interest rate	4.59%
Expected term (in years)	6.00
Expected volatility	93.08%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$49.78
As of March 31, 2025, total unrecognized compensation cost related to unvested stock options was $45.2 million, which is expected to be recognized over a weighted-average period of 2.64 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,780	$5,598
General and administrative	5,006	8,877
Total stock-based compensation expense	$8,786	$14,475
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	2,050,354	1,084,026
Unvested restricted stock units	522,257	97,601
Potential shares issuable under the 2020 ESPP	6,369	27,827
	2,578,980	1,209,454

Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the January 2024 and April 2024 underwritten public offerings are included in the calculation of basic weighted average number of common shares outstanding for the three months ended March 31, 2025. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of basic net loss per share from the date of issuance.
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
12. Segment Information
The Company has one operating segment. The Company's operating segment discovers and develops therapies for CNS disorders. The Company's chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and allocating resources based on net loss that also is reported on the condensed consolidated statement of operations as consolidated net loss. Net loss is used by the CODM to make key strategic and operational decisions. The operating segment's revenue is derived from a single domestic collaboration agreement from which the segment licenses certain development or product candidates and has performed research and development services. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The majority of the Company's long-lived assets are held in the United States.
The following table presents selected financial information about the Company's single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$—	$431
Program-specific expenses:
Ulixacaltamide	23,513	11,139
Vormatrigine	13,733	732
Relutrigine	5,377	1,006
Elsunersen	761	521
Other early stage assets	1,105	919
Personnel-related expenses	13,030	8,267
Stock-based compensation expense	8,786	14,475
Depreciation expense	47	112
Other segment expenses(a)	8,376	5,145
Interest income	5,432	2,332
Consolidated net loss	$(69,296)	$(39,553)
(a) Other segment expenses includes research and development and general and administrative costs not attributable to a specific program.
13. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the condensed consolidated financial statements to provide additional evidence for certain estimates or identify matters that require additional disclosure. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for central nervous system, or CNS, disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four clinical-stage product candidates across epilepsy and movement disorders.
For our vormatrigine program (formerly known as PRAX-628) within the Cerebrum™ platform, we announced positive results from our Photo-Paroxysmal Response, or PPR, study in the first quarter of 2024, and have initiated or plan to initiate four studies, called the ENERGY program, to generate patient eligibility, efficacy, safety and pharmacokinetics (PK) data for the program. We initiated the EMPOWER study, an observational study of vormatrigine in patients with epilepsy, in the third quarter of 2024, and initiated or plan to initiate three efficacy studies. The first efficacy study, RADIANT, is an open label eight-week study in patients with focal onset seizures or generalized epilepsy that is currently enrolling, with topline results expected by mid-year 2025. We have also initiated the POWER1 study, a double-blind, placebo-controlled, 12-week study in focal onset seizures, with topline results expected in the second half of 2025, and plan to begin enrollment in the POWER2 study, a third efficacy study, in the second half of 2025. Within our relutrigine program (formerly known as PRAX-562), we announced positive topline results from the first cohort of our EMBOLD study in the third quarter of 2024 and have initiated enrollment of the second cohort, with topline results expected no later than the first half of 2026. We also plan to initiate the EMERALD study in a broader developmental and epileptic encephalopathies, or DEE, patient population in mid-2025. For our ulixacaltamide program, we shared the results of a pre-planned statistic interim analysis of Study 1 of our Phase 3 Essential 3 clinical program for essential tremor in February 2025. Based on the predefined decision framework for Study 1, the Independent Data Monitoring Committee, or IDMC, recommended that the study be stopped for futility, due to the results being unlikely to meet the primary efficacy endpoint under the parameters set by the statistical model. The committee also indicated that some underlying assumptions of the statistical model might have influenced this outcome and encouraged us to explore alternative analysis methods. Given the advanced state of enrollment for both Study 1 and Study 2 in the Essential3 program, and in the context of the advice received by the IDMC, we have decided to continue both studies to completion, with topline results expected in the third quarter of 2025. The decision about whether the data supports the submission of an NDA will be made after analyzing the final results for Study 1 and Study 2.

For our most advanced product candidate under the Solidus™ platform, elsunersen (formerly known as PRAX-222), we shared results from Part 1 of the EMBRAVE study in the fourth quarter of 2023. We are currently enrolling the second cohort of the EMBRAVE study in Brazil, with topline results expected in the first half of 2026, and plan to initiate EMBRAVE3, a Phase 3 registrational study, in mid-2025. We also have three earlier stage novel ASOs with preclinical proof of mechanism. PRAX-080 is focused on PCDH19 mosaic expression, PRAX-090 is targeting SYNGAP1 loss-of-function, or LoF, mutations which is a leading cause of severe intellectual disability and epilepsy in DEEs, and PRAX-100 is targeting SCN2A LoF mutations, the predominant generic link to de novo autism spectrum disorders, or ASD. We anticipate nominating a development candidate for PRAX-100 by mid- 2025, and development candidates for PRAX-080 and PRAX-090 by the end of 2025.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $69.3 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $906.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance relutrigine (formally PRAX-562) in the EMBOLD clinical trial;
•advance elsunersen (formerly PRAX-222) into the registrational stage of the program;
•advance vormatrigine (formerly PRAX-628) into efficacy clinical trials for focal onset seizures;
•advance ulixacaltamide through the Phase 3 Essential3 clinical trial program for ET;
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
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $472.0 million. We expect that our cash, cash equivalents, and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2028. The analysis included consideration of our current financial needs and ongoing research and development plans. We have based this estimate on assumptions that may provide to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 7 to our condensed consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. During the three months ended March 31, 2024, we recognized $0.4 million of collaboration revenue. In December 2024, UCB exercised its option to in-license global development and commercialization rights under the terms of the Collaboration Agreement. Accordingly, we did not recognize any collaboration revenue from the Collaboration Agreement during the three months ended March 31, 2025. We have no further research service obligations under the terms of the Collaboration Agreement.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cerebrum™	$42,832	$12,911
Solidus™	1,348	1,232
Personnel-related (including stock-based compensation)	12,851	10,925
Other indirect research and development expenses	3,775	1,916
Total research and development expenses	$60,806	$26,984
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three months ended March 31, 2025 and 2024.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Collaboration revenue	$—	$431	$(431)
Operating expenses:
Research and development	60,806	26,984	33,822
General and administrative	13,922	15,333	(1,411)
Total operating expenses	74,728	42,317	32,411
Loss from operations	(74,728)	(41,886)	(32,842)
Other income:
Other income, net	5,432	2,333	3,099
Total other income	5,432	2,333	3,099
Net loss	$(69,296)	$(39,553)	$(29,743)
Collaboration Revenue
The $0.4 million decrease in collaboration revenue is associated with a decrease in the revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a development candidate as part of the Collaboration Agreement. As such, we have no further research service obligations under the terms of the Collaboration Agreement and did not record any associated revenue during the three months ended March 31, 2025.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Cerebrum™	$42,832	$12,911	$29,921
Solidus™	1,348	1,232	116
Personnel-related (including stock-based compensation)	12,851	10,925	1,926
Other indirect research and development expenses	3,775	1,916	1,859
Total research and development expenses	$60,806	$26,984	$33,822
The $33.8 million increase in research and development expenses was primarily attributable to the following:
•$29.9 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦a $13.0 million increase in spend for our vormatrigine program, primarily driven by spend related to the ENERGY program;
◦a $12.3 million increase in spend for our ulixacaltamide program, primarily due to increased Essential3 activity compared to prior year; and
◦a $4.3 million increase in spend for our relutragine program, primarily related to EMBOLD clinical trial costs and current quarter manufacturing spend.
•$1.9 million increase in personnel-related costs, primarily due to increased headcount; and
•$1.9 million increase in indirect expenses driven primarily by software and consulting spend to support operations.
General and Administrative Expense
The $1.4 million decrease in general and administrative expenses was primarily attributable to the following:

•$2.8 million decrease in personnel-related costs mainly due to decreased stock-based compensation expense; and
•$1.4 million increase in indirect expenses, primarily consulting expenses to support operations.
Other Income
Other income for the three months ended March 31, 2025 and 2024 was comprised of interest income on our cash, cash equivalents, and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through March 31, 2025, we have raised $1.2 billion in aggregate cash proceeds from such transactions, net of issuance costs. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $472.0 million.
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
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of March 31, 2025, 325,988 warrants associated with this offering were exercised on a cashless basis with no cash proceeds received by us.
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
In December 2024, we entered into an amendment to the 2024 Sales Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate of $250.0 million of common stock from time to time in at-the-market offerings. During the three months ended March 31, 2025, we issued and sold an aggregate of 694,212 shares under the amended 2024 Sales Agreement for aggregate net proceeds of $54.9 million, after deducting commissions and offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(53,010)	$(20,857)
Investing activities	(51,064)	(91,220)
Financing activities	54,269	182,757
Net increase (decrease) in cash, cash equivalents and restricted cash	$(49,805)	$70,680
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
During the three months ended March 31, 2025, net cash used in operating activities of $53.0 million was primarily due to our $69.3 million net loss, partially offset by $8.4 million in changes in operating assets and liabilities primarily related to an increase in accounts payable and $7.9 million of non-cash charges primarily related to stock-based compensation.
During the three months ended March 31, 2024, net cash used in operating activities of $20.9 million was primarily due to our $39.6 million net loss, partially offset by $1.5 million in changes in operating assets and liabilities primarily related to a decrease in accounts payable and $17.2 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities of $51.1 million was primarily related to purchases of marketable securities offset by maturities of marketable securities.
During the three months ended March 31, 2024, net cash used in investing activities of $91.2 million was related to maturities of marketable securities.
Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities of $54.3 million consisted primarily of net proceeds from our at-the-market offerings.
During the three months ended March 31, 2024, net cash provided by financing activities of $182.8 million consisted of net proceeds from our January 2024 public offering, our at-the-market offerings and our collaboration and license agreement with Tenacia Biotechnology (Shanghai) Co., Ltd.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025, other than as disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)    Insider Trading Arrangements and Policies.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 20, 2020).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39620) filed with the Securities and Exchange Commission on December 1, 2023)

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

PRAXIS PRECISION MEDICINES, INC.

Date:	May 2, 2025	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 2, 2025	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)