Form 10-Q
period 2025-06-30
Praxis Precision Medicines, Inc.
filed 2025-08-04
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 31, 2025, the registrant had 21,045,781 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$157,415	$215,372
Marketable securities	143,860	177,195
Prepaid expenses and other current assets	5,304	11,805
Total current assets	306,579	404,372
Long-term marketable securities	145,369	76,961
Property and equipment, net	258	230
Operating lease right-of-use assets	626	1,131
Other non-current assets	—	416
Total assets	$452,832	$483,110
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,832	$12,528
Accrued expenses	19,021	23,763
Operating lease liabilities	755	1,259
Total current liabilities	48,608	37,550
Long-term liabilities:
Non-current portion of operating lease liabilities	—	110
Total liabilities	48,608	37,660
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 21,040,474 shares issued and outstanding as of June 30, 2025, and 19,422,358 shares issued and outstanding as of December 31, 2024	14	14
Additional paid-in capital	1,380,978	1,281,522
Accumulated other comprehensive gain	395	654
Accumulated deficit	(977,163)	(836,740)
Total stockholders’ equity	404,224	445,450
Total liabilities and stockholders’ equity	$452,832	$483,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$357	$—	$788
Operating expenses:
Research and development	63,006	27,260	123,812	54,244
General and administrative	13,061	10,585	26,983	25,918
Total operating expenses	76,067	37,845	150,795	80,162
Loss from operations	(76,067)	(37,488)	(150,795)	(79,374)
Other income:
Other income, net	4,940	4,811	10,372	7,144
Total other income	4,940	4,811	10,372	7,144
Net loss	$(71,127)	$(32,677)	$(140,423)	$(72,230)
Net loss per share attributable to common stockholders, basic and diluted	$(3.31)	$(1.74)	$(6.60)	$(4.41)
Weighted average common shares outstanding, basic and diluted	21,474,827	18,824,479	21,266,490	16,364,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(71,127)	$(32,677)	$(140,423)	$(72,230)
Change in unrealized (loss) gain on marketable securities, net of tax	(264)	(74)	(259)	(71)
Comprehensive loss	$(71,391)	$(32,751)	$(140,682)	$(72,301)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	19,422,358	$14	$1,281,522	$(836,740)	$654	$445,450
Stock-based compensation expense	—	—	8,786	—	—	8,786
Issuance of common stock from at-the-market public offerings, net of commission costs of $1,120	694,212	—	54,904	—	—	54,904
Issuance of common stock from exercise of pre-funded warrants	173,840	—	—	—	—	—
Vesting of restricted stock units	55,850	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(18,765)	—	(1,195)	—	—	(1,195)
Issuance of common stock upon exercise of stock options	14,422	—	560	—	—	560
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	5	5
Net loss	—	—	—	(69,296)	—	(69,296)
Balance at March 31, 2025	20,341,917	$14	$1,344,577	$(906,036)	$659	$439,214
Stock-based compensation expense	—	—	7,770	—	—	7,770
Issuance of common stock from at-the-market offerings, net of commission costs of $579	657,477	—	28,360	—	—	28,360
Issuance of common stock from exercise of pre-funded warrants	26,509	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	9,319	—	294	—	—	294
Vesting of restricted stock units	5,860	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(608)	—	(23)	—	—	(23)
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(264)	(264)
Net loss	—	—	—	(71,127)	—	(71,127)
Balance at June 30, 2025	21,040,474	$14	$1,380,978	$(977,163)	$395	$404,224

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669
Stock-based compensation expense	—	—	14,475	—	—	14,475
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $10,836	3,802,025	—	161,649	—	—	161,649
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $376	209,852	—	6,169	—	—	6,169
Issuance of common stock from a collaboration and license agreement	443,253	—	17,265	—	—	17,265
Vesting of restricted stock units	11,095	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,689)	—	(137)	—	—	(137)
Issuance of common stock upon exercise of stock options	3,634	—	143	—	—	143
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	3	3
Net loss	—	—	—	(39,553)	—	(39,553)
Balance at March 31, 2024	13,258,047	$13	$923,141	$(693,474)	$3	$229,683
Stock-based compensation expense	—	—	5,878	—	—	5,878
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $14,013	3,849,558	1	215,987	—	—	215,988
Issuance of common stock from exercise of pre-funded warrants	622,123	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	25,146	—	311	—	—	311
Vesting of restricted stock units	726	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(242)	—	(13)	—	—	(13)
Issuance of common stock upon exercise of stock options	148	—	4	—	—	4
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(74)	(74)
Net loss	—	—	—	(32,677)	—	(32,677)
Balance at June 30, 2024	17,755,506	$14	$1,145,308	$(726,151)	$(71)	$419,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(140,423)	$(72,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	93	219
Stock-based compensation expense	16,556	20,353
Non-cash operating lease expense	506	454
Amortization of premiums and discounts on marketable securities, net	(2,216)	(1,615)
Non-cash collaboration and license agreement expense	—	2,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,917	(1,257)
Accounts payable	16,304	2,189
Accrued expenses	(4,806)	2,593
Operating lease liabilities	(614)	(549)
Deferred revenue	—	(789)
Other	(3)	(3)
Net cash used in operating activities	(107,686)	(48,135)
Cash flows from investing activities:
Purchases of property and equipment	(56)	—
Purchases of marketable securities	(158,404)	(290,142)
Maturities of marketable securities	125,290	3,000
Net cash used in investing activities	(33,170)	(287,142)
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	—	377,744
Issuance of common stock from collaboration and license agreement	—	14,765
Proceeds from at-the-market offerings, net of issuance and commission costs	83,263	6,303
Payments of tax withholdings related to vesting of restricted stock units	(1,218)	(150)
Proceeds from exercise of stock options and employee stock purchase plan purchases	854	458
Net cash provided by financing activities	82,899	399,120
Increase (decrease) in cash, cash equivalents and restricted cash	(57,957)	63,843
Cash, cash equivalents and restricted cash, beginning of period	215,788	81,716
Cash, cash equivalents and restricted cash, end of period	$157,831	$145,559
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	157,415	145,143
Restricted cash	416	416
Total cash, cash equivalents and restricted cash	$157,831	$145,559
Supplemental disclosures of non-cash activities:
Purchase of property and equipment included in accrued expenses	$64	$—
Issuance costs from at-the-market offering included in accounts payable and accrued expenses	$—	$134
Offering costs from follow-on offering included in accounts payable	$—	$108
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
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering, at-the-market offerings under its shelf registration statement, and follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through June 30, 2025, the Company raised $1.2 billion in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $140.4 million for the six months ended June 30, 2025. In addition, as of June 30, 2025, the Company had an accumulated deficit of $977.2 million. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2025 of $446.6 million will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. Financial statement disclosures for the three and six months ended June 30, 2025 and 2024 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods, or any future year or period.
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
Recently Enacted Tax Legislation
The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods.
The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets. As such, it does not anticipate the OBBBA will have a material impact on its income tax provision in the near term.

However, the Company is currently evaluating the legislation’s potential impact on its tax attributes, including net operating loss carryforwards and tax credits, and on its condensed consolidated financial statements.
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
3. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$86,354	$—	$—	$86,354
Available-for-sale securities:
Debt securities issued by U.S. government agencies	100,905	207	—	101,112
Corporate debt securities	100,742	186	—	100,928
Commercial paper	7,887	1	—	7,888
Other debt securities	79,300	1	—	79,301
Total cash equivalents and marketable securities	$375,188	$395	$—	$375,583

	As of December 31, 2024
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$128,652	$—	$—	$128,652
Debt securities issued by U.S. government agencies	15,953	2	—	15,955
Available-for-sale securities:
Debt securities issued by U.S. government agencies	128,215	475	—	128,690
Corporate debt securities	107,695	157	—	107,852
Commercial paper	8,775	19	—	8,794
Other debt securities	8,819	1	—	8,820
Total cash equivalents and marketable securities	$398,109	$654	$—	$398,763
As of June 30, 2025, the Company had 21 securities with a total fair market value of $72.0 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. The Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	June 30, 2025	December 31, 2024
Within one year	$143,860	$177,195
After one year through five years	145,369	76,961
Total	$289,229	$254,156
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and six months ended June 30, 2025 and 2024.
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
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$86,354	$—	$—	$86,354

Debt securities issued by US. government agencies	101,112	—	—	101,112
Corporate debt securities	—	100,928	—	100,928
Commercial paper	—	7,888	—	7,888
Other debt securities	—	79,301	—	79,301
	$187,466	$188,117	$—	$375,583

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,652	$—	$—	$128,652

Debt securities issued by US. government agencies	144,644	—	—	144,644
Corporate debt securities	—	107,852	—	107,852
Commercial paper	—	8,794	—	8,794
Other debt securities	—	8,821	—	8,821
	$273,296	$125,467	$—	$398,763
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued external research and development expenses	$15,279	$13,363
Accrued personnel-related expenses	2,628	9,365
Accrued other expenses	1,114	1,035
Total accrued expenses	$19,021	$23,763
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expires on January 31, 2026, with no option to renew or terminate early. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within prepaid expenses and other current assets and other non-current assets on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. This lease qualifies as an operating lease.
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
The Company recognized revenue for its research services performance obligation over time using an input method over the duration of the research services. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a KCNT1 development candidate as part of the Collaboration Agreement. Upon notice of the exercise, the Company recognized the $6.0 million option exercise fee and the $2.6 million of remaining collaboration revenue associated with the $5.0 million up front payment as collaboration revenue within the December 31, 2024 consolidated statement of operations, as the Company had no further research service obligations under the terms of the Collaboration Agreement.
The Company did not recognize any collaboration revenue associated with this Collaboration Agreement during the three and six months ended June 30, 2025. As of June 30, 2025, there was no deferred revenue recorded in the condensed consolidated balance sheet. During the three and six months ended June 30, 2024, the Company recognized $0.4 million and $0.8 million, respectively, related to the Collaboration Agreement in the condensed consolidated statement of operations. As of December 31, 2024, there was no deferred revenue recorded in the consolidated balance sheet.
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
The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the License Agreement, both of which were received in January 2024. During the three and six months ended June 30, 2025 and 2024, the Company did not achieve any development or sales milestones or earn any royalties under the License Agreement.
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

As of June 30, 2025 and December 31, 2024, the Company did not have any receivables or deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through June 30, 2025 because no qualifying costs were incurred. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any revenue associated with the combined arrangement.
8. Common Stock and Preferred Stock
Common Stock
As of June 30, 2025 and December 31, 2024, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of June 30, 2025 and December 31, 2024, the Company did not hold any treasury shares.
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
During the six months ended June 30, 2025, 200,355 pre-funded warrants were exercised via cashless exercise, resulting in 200,349 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of June 30, 2025, a total of 704,225 pre-funded warrants associated with this offering remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days' prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of June 30, 2025, none of the pre-funded warrants have been exercised and all remained outstanding.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	June 30, 2025	December 31, 2024
Shares reserved for exercise of outstanding stock options	2,102,627	1,809,343
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	704,225	904,580
Shares reserved for exercise of pre-funded warrants related to the April 2024 Financing	221,238	221,238
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	442,049	91,343
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	294,552	109,648
Shares reserved for future awards under the 2024 Inducement Plan	962,101	112,774
Shares reserved for vesting of restricted stock units	515,596	224,473
Total shares of authorized common stock reserved for future issuance	5,242,388	3,473,399
Preferred Stock
As of June 30, 2025 and December 31, 2024, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2024 Inducement Plan
In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. In January 2025, the number of shares of common stock authorized for issuance under the Inducement Plan was increased by 870,000 shares. The total number of shares of common stock authorized for issuance under the Inducement Plan as of June 30, 2025 and December 31, 2024 was 1,000,000 shares and 130,000 shares, respectively.
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of June 30, 2025 and December 31, 2024 was 2,941,950 shares and 1,970,833 shares, respectively.

2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of June 30, 2025 and December 31, 2024 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of June 30, 2025 and December 31, 2024 was 369,368 shares and 175,145 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	224,473	$71.71
Issued	372,668	62.05
Vested	(61,593)	102.13
Forfeited	(19,952)	59.37
Unvested as of June 30, 2025	515,596	$61.57
As of June 30, 2025, total unrecognized compensation cost related to unvested restricted stock units was $27.2 million, which is expected to be recognized over a weighted-average period of 3.28 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2024	1,809,343	$90.84
Granted	324,670	60.03
Exercised	(14,422)	38.83		$535
Cancelled or Forfeited	(16,964)	66.95
Outstanding as of June 30, 2025	2,102,627	$86.63	8.18	$1,566
Exercisable as of June 30, 2025	1,132,791	$111.08	7.42	$1,336
Vested and expected to vest as of June 30, 2025	2,102,627	$86.63	8.18	$1,566
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Risk-free interest rate	3.90%	4.45%
Expected term (in years)	6.00	6.00
Expected volatility	93.10%	93.08%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$34.10	$46.74
As of June 30, 2025, total unrecognized compensation cost related to unvested stock options was $41.8 million, which is expected to be recognized over a weighted-average period of 2.40 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,230	$2,060	$7,010	$7,658
General and administrative	4,540	3,818	9,546	12,695
Total stock-based compensation expense	$7,770	$5,878	$16,556	$20,353
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options	2,102,627	1,134,459	2,102,627	1,134,459
Unvested restricted stock units	515,596	101,462	515,596	101,462
Potential shares issuable under the 2020 ESPP	15,940	7,395	15,940	7,395
	2,634,163	1,243,316	2,634,163	1,243,316
Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the January 2024 and April 2024 underwritten public offerings are included in the calculation of basic weighted average number of common shares outstanding for the three and six months ended June 30, 2025. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of basic net loss per share from the date of issuance.
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
The following table presents selected financial information about the Company's single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$357	$—	$788
Program-specific expenses:
Ulixacaltamide	18,385	12,045	41,898	23,184
Vormatrigine	17,957	1,860	31,690	2,592
Relutrigine	10,509	1,245	15,886	2,251
Elsunersen	1,317	685	2,078	1,206
Other early stage assets	1,417	1,144	2,522	2,063
Personnel-related expenses	11,913	9,843	24,943	18,110
Stock-based compensation expense	7,770	5,879	16,556	20,354
Depreciation expense	46	107	93	219
Other segment expenses(a)	6,753	5,037	15,129	10,183
Interest income	4,940	4,811	10,372	7,144
Net loss	$(71,127)	$(32,677)	$(140,423)	$(72,230)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and in the "Risk Factors" section of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
For our vormatrigine program (formerly known as PRAX-628) within the Cerebrum™ platform, we announced positive results from our Photo-Paroxysmal Response, or PPR, study in the first quarter of 2024, and initiated the ENERGY program to generate patient eligibility, efficacy, safety and pharmacokinetics (PK) data. The ENERGY program includes five studies: EMPOWER, RADIANT, POWER1, POWER2 and POWER3. We initiated the EMPOWER study, an observational study of vormatrigine in patients with epilepsy, in the third quarter of 2024. In August 2025, we announced positive topline results from our first efficacy study, RADIANT, an open label study in patients with focal onset seizures or generalized epilepsy. We are currently enrolling the POWER1 study, a double-blind, placebo-controlled, 12-week study in focal onset seizures, and expect to finalize the study in the fourth quarter of 2025. POWER2, our third efficacy study, is planned to begin in the third quarter of 2025, with enrollment expected to be completed in the second half of 2026. We intend to initiate POWER3, a clinical trial which will assess vormatrigine as a single-agent treatment for focal onset seizures, in the first half of 2026.
For our relutrigine program (formerly known as PRAX-562), we announced positive topline results from the first cohort of our EMBOLD study in the third quarter of 2024, and disclosed updated data from the study's open-label extension through 11 months in May 2025. We are enrolling the second cohort of the EMBOLD study, with topline results expected no later than the first half of 2026. In July 2025, the U.S. Food and Drug Administration granted breakthrough therapy designation for relutrigine for the treatment of seizures associated with SCN2A and SCN8A developmental and epileptic encephalopathies, or DEEs. We have also initiated the EMERALD study in a broader DEE patient population, and expect to complete enrollment in 2026.
For our ulixacaltamide program, we shared the results of a pre-planned statistic interim analysis of Study 1 of our Phase 3 Essential 3 clinical program for essential tremor in February 2025. We are making certain adjustments to the analysis of the Essential3 program based upon review of blinded data, and expect to conduct and disclose the results of such analysis by early-fall 2025. The decision about whether the data supports the submission of an NDA will be made after analyzing the final results for Study 1 and Study 2.
For our most advanced product candidate under the Solidus™ platform, elsunersen (formerly known as PRAX-222), we shared results from Part 1 of the EMBRAVE study in the fourth quarter of 2023. We are currently enrolling the second cohort of the EMBRAVE study in Brazil, with topline results expected in the first half of 2026, and have initiated EMBRAVE3, a Phase 3 registrational study for SCN2A gain-of-function DEE.
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
We are a development stage company and we have not generated any revenue from product sales, and do not expect to do so for several years, if at all. All of our product candidates are still in preclinical and clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $140.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $977.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we expand our research and development activities. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•advance vormatrigine (formerly PRAX-628) in the ENERGY program;
•advance relutrigine (formally PRAX-562) in the EMBOLD and EMERALD clinical trials;
•advance elsunersen (formerly PRAX-222) in the EMBRAVE and EMBRAVE3 clinical trials;
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
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $446.6 million. We expect that our cash, cash equivalents, and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our research efforts and clinical trials into 2028. The analysis included consideration of our current financial needs and ongoing research and development plans. We have based this estimate on assumptions that may provide to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 7 to our condensed consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. During the three and six months ended June 30, 2024, we recognized $0.4 million and $0.8 million of collaboration revenue, respectively. In December 2024, UCB exercised its option to in-license global development and commercialization rights under the terms of the Collaboration Agreement. Accordingly, we did not recognize any collaboration revenue from the Collaboration Agreement during the three and six months ended June 30, 2025. We have no further research service obligations under the terms of the Collaboration Agreement.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cerebrum™	$46,977	$14,967	$89,809	$27,752
Solidus™	1,979	1,680	3,327	2,870
Personnel-related (including stock-based compensation)	11,459	8,450	24,310	19,402
Other indirect research and development expenses	2,591	2,163	6,366	4,220
Total research and development expenses	$63,006	$27,260	$123,812	$54,244
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will be maintained or increase in the foreseeable future as we advance our product candidates through the development phase, and as we continue to discover and develop additional product candidates and expand into additional therapeutic areas.
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three and six months ended June 30, 2025 and 2024.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Collaboration revenue	$—	$357	$(357)
Operating expenses:
Research and development	63,006	27,260	35,746
General and administrative	13,061	10,585	2,476
Total operating expenses	76,067	37,845	38,222
Loss from operations	(76,067)	(37,488)	(38,579)
Other income:
Other income, net	4,940	4,811	129
Total other income	4,940	4,811	129
Net loss	$(71,127)	$(32,677)	$(38,450)
Collaboration Revenue
The $0.4 million decrease in collaboration revenue is associated with a decrease in the revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a development candidate as part of the Collaboration Agreement. As such, we have no further research service obligations under the terms of the Collaboration Agreement and did not record any associated revenue during the three months ended June 30, 2025.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended June 30,		Change
	2025	2024
Cerebrum™	$46,977	$14,967	$32,010
Solidus™	1,979	1,680	299
Personnel-related (including stock-based compensation)	11,459	8,450	3,009
Other indirect research and development expenses	2,591	2,163	428
Total research and development expenses	$63,006	$27,260	$35,746
The $35.7 million increase in research and development expenses was primarily attributable to the following:
•$32.0 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦a $15.9 million increase in spend for our vormatrigine program, primarily driven by spend related to Radiant and POWER1, as well as phase 1 study spend;
◦a $9.1 million increase in spend for our relutrigine program, primarily related to spend for our EMBOLD study, startup expense for our EMERALD study, phase 1 study spend and current quarter manufacturing spend;
◦a $6.4 million increase in spend for our ulixacaltamide program, primarily due to Essential3 study spend; and
◦a $0.6 million increase in activities for our earlier stage assets as we advance our portfolio.
•$3.0 million increase in personnel-related costs due to increased headcount;
•$0.4 million increase in indirect expenses, none of which were individually significant; and

•$0.3 million increase in expense related to our Solidus™ platform, primarily elsunersen program spend.
General and Administrative Expense
The $2.5 million increase in general and administrative expenses was primarily attributable to the following:
•$1.3 million increase in indirect expenses, primarily software to support operations and increased sponsorships and advocacy activities;
•$0.8 million increase in personnel-related costs due to increased headcount; and
•$0.4 million increase in professional expenses primarily related to audit fees.
Other Income
Other income for the three months ended June 30, 2025 and 2024 was comprised of interest income on our cash, cash equivalents and marketable securities and investment premium and discount amortization.
Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Collaboration revenue	$—	$788	$(788)
Operating expenses:
Research and development	123,812	54,244	69,568
General and administrative	26,983	25,918	1,065
Total operating expenses	150,795	80,162	70,633
Loss from operations	(150,795)	(79,374)	(71,421)
Other income:
Other income, net	10,372	7,144	3,228
Total other income	10,372	7,144	3,228
Net loss	$(140,423)	$(72,230)	$(68,193)
Collaboration Revenue
The $0.8 million decrease in collaboration revenue is associated with a decrease in the revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a development candidate as part of the Collaboration Agreement. As such, we have no further research service obligations under the terms of the Collaboration Agreement and did not record any associated revenue during the six months ended June 30, 2025.
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Cerebrum™	$89,809	$27,752	$62,057
Solidus™	3,327	2,870	457
Personnel-related (including stock-based compensation)	24,310	19,402	4,908
Other indirect research and development expenses	6,366	4,220	2,146
Total research and development expenses	$123,812	$54,244	$69,568
The $69.6 million increase in research and development expenses was primarily attributable to the following:
•$62.1 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦a $29.0 million increase in spend for our vormatrigine program, driven primarily by spend related to Radiant and POWER1, as well as phase 1 study spend;
◦a $18.7 million increase in spend for our ulixacaltamide program, primarily due to increased Essential3 activity compared to prior year;
◦a $13.5 million increase in spend for our relutrigine program, primarily spend for our EMBOLD study, startup expense for our EMERALD study, manufacturing spend and phase 1 study spend; and
◦a $0.9 million increase in activities for our earlier stage assets.
•$4.9 million increase in personnel-related costs due to increased headcount;
•$2.1 million increase in indirect expenses driven primarily by software and consulting spend to support operations; and
•$0.5 million increase in expense related to our Solidus™ platform, primarily elsunersen program spend for our EMBRAVE study and EMBRAVE3 startup costs.
General and Administrative Expense
The $1.1 million increase in general and administrative expenses was primarily attributable to the following:
•$1.6 million increase in professional expenses primarily related to consulting, legal and audit expenses;
•$1.5 million increase in indirect expenses, primarily software to support operations and increased sponsorships and advocacy activities; and
•$2.0 million decrease in personnel-related costs mainly due to decreased stock-based compensation expense.
Other Income
Other income for the six months ended June 30, 2025 and 2024 was comprised of interest income on our cash, cash equivalents, and marketable securities and investment premium and discount amortization.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through June 30, 2025, we have raised $1.2 billion in aggregate cash proceeds from such transactions, net of issuance costs. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $446.6 million.
In December 2023, we entered into an Open Market Sale Agreement, or the 2023 Sales Agreement, with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in at-the-market offerings. The 2023 Sales Agreement was terminated in January 2024. During the six months ended June 30, 2024, we issued and sold an aggregate of 192,190 shares under the 2023 Sales Agreement for aggregate net proceeds of $5.3 million, after deducting commissions and offering expenses payable by us.
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of June 30, 2025, 352,500 warrants associated with this offering were exercised on a cashless basis with no cash proceeds received by us.
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
In December 2024, we entered into an amendment to the 2024 Sales Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate of $250.0 million of common stock from time to time in at-the-market offerings. During the six months ended June 30, 2025, we issued and sold an aggregate of 1,351,689 shares under the amended 2024 Sales Agreement for aggregate net proceeds of $83.3 million, after deducting commissions and offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(107,686)	$(48,135)
Investing activities	(33,170)	(287,142)
Financing activities	82,899	399,120
Net (decrease) increase in cash, cash equivalents and restricted cash	$(57,957)	$63,843
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
During the six months ended June 30, 2025, net cash used in operating activities of $107.7 million was primarily due to our $140.4 million net loss, partially offset by $17.8 million in changes in operating assets and liabilities primarily related to an increase in accounts payable and $14.9 million of non-cash charges primarily related to stock-based compensation.
During the six months ended June 30, 2024, net cash used in operating activities of $48.1 million was primarily due to our $72.2 million net loss, partially offset by $2.2 million in changes in operating assets and liabilities primarily related to increases in accounts payable and accrued expenses, and $21.9 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities of $33.2 million was primarily related to purchases of marketable securities offset by maturities of marketable securities.
During the six months ended June 30, 2024, net cash used in investing activities of $287.1 million was primarily related to maturities of marketable securities.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities of $82.9 million consisted primarily of net proceeds from our at-the-market offerings.
During the six months ended June 30, 2024, net cash provided by financing activities of $399.1 million consisted primarily of net proceeds from our January 2024 and April 2024 follow-on public offerings, our at-the-market offerings and our collaboration and license agreement with Tenacia Biotechnology (Shanghai) Co., Ltd.
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

We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Research and Development and the Biopharmaceutical Industry
Risks Related to Preclinical and Clinical Development
A Breakthrough Therapy designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive FDA approval.
We have obtained Breakthrough Therapy designation from the FDA for relutrigine for treatment of seizures associated with SCN2A and SCN8A developmental and epileptic encephalopathy, and we may seek additional Breakthrough Therapy designations for our product candidates where we believe the clinical data support such designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the product candidate sponsor can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies also receive the same benefits associated with Fast Track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met.
Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process or review and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind the designation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended June 30, 2025.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)     Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)    Insider Trading Arrangements and Policies.
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

PRAXIS PRECISION MEDICINES, INC.

Date:	August 4, 2025	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 4, 2025	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)