Form 10-K
period 2025-12-31
Praxis Precision Medicines, Inc.
filed 2026-02-19
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2025 as reported by the Nasdaq Global Select Market on such date was approximately $883.2 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 16, 2026, the registrant had 27,850,833 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We may incur significant losses for the foreseeable future.

•We may need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

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

•We depend heavily on our executive officers, principal consultants and others, and the loss of their services could materially harm our business.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our expectations surrounding potential regulatory submissions, progress or approvals and timing thereof for any of our product candidates;
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
•our ability to fund our operations and obtain additional funding, if necessary, to complete further development and, if approved, commercialization of our product candidates;
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

PART I
Item 1. Business
BUSINESS
COMPANY OVERVIEW
We are a fully integrated, leading central nervous system, or CNS, precision neuroscience biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for CNS disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
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
Cerebrum™ (small molecule platform)
We have built Cerebrum™, enabled by innovative computational and experimental tools, to discover and develop first- and best-in-class CNS small molecule therapies. Our world-class ion channel discovery science team, along with external collaborators, accelerate our ability to create and execute novel screening cascades for our selected genetic targets. Fundamental to advancement of candidates are our multiscale disease models that link genetic cause to network function to elucidate novel drivers of disease phenotype. We employ translational biomarkers such as quantitative electroencephalography, or qEEG, to guide dose selection, with the goal of improving probability of success in the clinic. The precision application of our candidates is guided by genomics and informatics to identify, stratify and activate patients for trial recruitment and execution. To date, Cerebrum™ has generated three clinical stage product candidates, ulixacaltamide, vormatrigine and relutrigine, as well as PRAX-020 which has been in-licensed by UCB Biopharma SRL, or UCB. Cerebrum™ has the potential to continue delivering first- and best-in-class orally available therapies for genetic CNS targets.
Solidus™ (ASO platform)
We have built Solidus™ to discover and develop first- and best-in-class ASOs with high probability of advancement into the clinic. Solidus™ is enabled by our proprietary, computational workflow to discover ASOs with desired drug-like properties to optimize for up/down-regulation, avoidance of toxic motifs and optimization of binding affinity and specificity. Led by our clinical-stage product candidate, elsunersen, for SCN2A early-onset DEE, Solidus™ has also generated three novel ASOs with preclinical proof of mechanism that we expect to nominate development candidates for in the first half of 2026 — PRAX-080 targeting PCDH19 mosaic expression disorders; PRAX-090 targeting SYNGAP1 loss-of-function, or LoF, mutations, a leading cause of severe intellectual disability and epilepsy in developmental and epileptic encephalopathies, or DEEs; and PRAX-100 targeting SCN2A LoF mutations, the predominant genetic link to de novo autism spectrum disorders. The platform is uniquely positioned to continue discovering and advancing other new ASOs for novel genetic CNS targets.

Below is a summary of our portfolio:
*PRAX-020 (KCNT1) has been in-licensed by UCB Biopharma SRL
Our Strategy & Approach to Drug Development
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
CLINICAL STAGE PROGRAMS
We have advanced four product candidates to clinical stage, including three small molecules through the Cerebrum™ platform and one ASO through the Solidus™ platform.
Ulixacaltamide for Essential Tremor
Our most advanced program, ulixacaltamide, is a differentiated and highly selective small molecule inhibitor of T-type calcium channels in development for the treatment of essential tremor, or ET. The U.S. Food and Drug Administration, or the FDA, granted Breakthrough Therapy Designation, or BTD, for ulixacaltamide for the treatment of patients with ET based on the positive topline data from the Essential3 program, as described below. Additionally, we have an exclusive collaboration and license agreement with Tenacia Biotechnology (Shanghai) Company, Ltd., a China-based portfolio company of Bain Capital, to develop and commercialize ulixacaltamide for the treatment of ET in China, Hong Kong, Macau and Taiwan. In addition to ET, ulixacaltamide has the potential to be developed for other indications.
We submitted a New Drug Application, or NDA, for ulixacaltamide for the treatment of ET to the FDA, and have commenced commercial preparations and pre-launch activities.
Ulixacaltamide Phase 3 Essential3 Program
Essential3 was a decentralized, Phase 3, multi-study, clinical trial evaluating the safety and efficacy of 60 mg of ulixacaltamide in ET. The program included two separate and simultaneous Phase 3 pivotal studies:
•Study 1 was a double-blind, parallel design, placebo-controlled study that enrolled 473 patients randomized 1:1 to receive either ulixacaltamide or placebo for 12 weeks. The primary endpoint was the change from baseline in the modified Activities of Daily Living 11, or mADL11, at Week 8.
•Study 2 was a stable-responder randomized withdrawal study that enrolled 238 patients to receive ulixacaltamide for 8 weeks. Patients who improved by 3 points in the mADL11 from baseline were then randomized to receive either placebo or to continue receiving ulixacaltamide for an additional 4 weeks. The primary endpoint evaluated the proportion of patients who maintained response while receiving ulixacaltamide versus placebo.
There were two additional pre-specified hypotheses evaluating combinations of arms in Study 1 and Study 2 using the change in mADL11 at Week 8. Hypothesis 3 compared the ulixacaltamide arms of Study 1 and Study 2 with the placebo arm of Study 1, and Hypothesis 4 compared the ulixacaltamide arm of Study 2 with the placebo arm of Study 1.
Key secondary endpoints in Studies 1 and 2 assessed the rate of disease improvement (slope of mADL11 change), the Patient Global Impression of change, or PGI-C, and Clinical Global Impression of severity, or CGI-S.
We announced positive topline results for the Essential3 program in the fourth quarter of 2025.

Study 1: Placebo-controlled Parallel Group Study
Study 1 met its primary and all key secondary endpoints. Patients treated with ulixacaltamide showed a mean improvement from baseline in the mADL11 at Week 8 of 4.3 points (p<0.0001). The improvement in mADL11 was observed as early as Week 2 and was sustained through Week 12. All key secondary endpoints were met, including rate of disease improvement, PGI-C and CGI-S at Week 8 showing statistically significant improvement with ulixacaltamide versus placebo (p<0.001).
Study 2: Randomized Withdrawal Study
Study 2 met its primary endpoint and first secondary endpoint. The primary endpoint of percentage of patients maintaining response was met with 55% of patients on ulixacaltamide vs 33% of patients on placebo maintaining their response (p=0.037). The first key secondary endpoint of rate of disease improvement during the randomized withdrawal period also demonstrated superior effect in patients on ulixacaltamide versus placebo (p=0.0042).
Combined Study 1 and Study 2 Hypotheses
Hypothesis 3 and 4 further supported the consistency of the effect of ulixacaltamide versus placebo. For Hypothesis 3, there was a 4.3 point improvement in mADL11 at Week 8 for the combined Studies 1 and 2 ulixacaltamide groups versus Study 1 placebo (p<0.0001). For Hypothesis 4, there was a 4.2 point improvement in mADL11 at Week 8 for the Study 2 ulixacaltamide group versus Study 1 placebo (p<0.0001), respectively.
Safety
Ulixacaltamide was generally well tolerated over 12 weeks of treatment with a safety profile consistent with previous trials and no drug-related serious adverse events.
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
Essential Tremor
ET is one of the most common movement disorders, affecting roughly seven million people in the United States alone, representing a multi-billion dollar commercial opportunity. ET is characterized by involuntary rhythmic movements in the upper limbs, with or without tremor in other body locations such as the head, vocal cords, or legs. These tremors significantly disrupt daily living and are progressive in nature, with increases in tremor severity commonly observed over the course of the disease. Propranolol, a beta-blocker, is the only approved pharmacotherapy for ET offering limited efficacy and poor tolerability and is contraindicated for comorbidities that affect a significant share of the ET population. Other beta blockers and anti-convulsants are used off-label, though similarly are characterized by limited efficacy and tolerability. The vast majority of patients are left without a treatment option, with an estimated minimum of two million patients currently seeking treatment. In a patient survey, up to 77% of patients felt their ET is inadequately controlled. U.S. neurologists surveyed indicated that 85% of their visits are for patients seeking ET treatment. We believe these findings underscore the need for more effective treatments for ET.
Relutrigine for Developmental and Epileptic Encephalopathies
Relutrigine is a first-in-class small molecule in development for the treatment of DEEs as a preferential inhibitor of persistent sodium current, shown to be a key driver of seizure symptoms in severe DEEs. Relutrigine's mechanism of precision sodium channel, or NaV, modulation is consistent with superior selectivity for disease-state NaV channel hyperexcitability. In-vivo studies of relutrigine have demonstrated dose-dependent inhibition of seizures up to complete control of seizure activity in SCN2A, SCN8A and other DEE mouse models. Relutrigine has been generally well-tolerated in three Phase 1 studies and has demonstrated biomarker changes indicative of NaV channel modulation. Relutrigine has received Orphan Drug Designation, or ODD, and Rare Pediatric Disease Designation, or RPD, from the FDA for the treatment of SCN2A-DEE, SCN8A-DEE and Dravet Syndrome, as well as BTD from the FDA and ODD from the European Medicines Agency, or EMA, for the treatment of SCN2A-DEE and SCN8A-DEE.

We have submitted an NDA for relutrigine for the treatment of SCN2A-DEE and SCN8A-DEE to the FDA based on data from the EMBOLD study, and commercial preparations and pre-launch activities are underway. Assuming successful initial NDA approval for relutrigine, we believe the EMERALD study evaluating relutrigine in patients with broad DEEs, if positive, could serve as the basis for a supplemental NDA, or sNDA, submission in 2027.
Phase 2 EMBOLD study
The EMBOLD study was a randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating the safety, tolerability, efficacy (motor seizure frequency) and PK of relutrigine in pediatric participants aged 2 to 18 years with DEEs, followed by an open-label extension. Data from cohort 1 of the Phase 2 EMBOLD study demonstrated a well-tolerated, robust, short- and long-term improvement in motor seizures in a heavily pre-treated population, alongside maintained seizure freedom in some patients with SCN2A-DEE and SCN8A-DEE.
In the fourth quarter of 2025, we announced positive results from the registrational cohort of the EMBOLD study after receiving a recommendation from the Data Monitoring Committee to stop the study early for efficacy. Relutrigine was well-tolerated with rapid, significant and increasing seizure reduction over time with broad functional improvements across behavior, alertness, communication and overall status. Patients receiving relutrigine (n=51) experienced a 53% placebo-adjusted reduction in seizures over 16-weeks (p<0.0002) and achieved a 66% increase in motor seizure-free days (p=0.034). Both clinician and caregiver global impression scores showed statistically significant improvements, with most patients improving across both scales in alertness, communication, and seizure severity. There were no drug-related serious adverse events and treatment-related adverse events were predominantly mild and moderate.
Phase 3 EMERALD Study
The EMERALD study is a randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating the efficacy, safety, tolerability and PK of relutrigine in patients with broad DEEs regardless of etiology. We have initiated the study and expect to be fully enrolled in the second half of 2026. Assuming approval of the NDA for relutrigine, the EMERALD study, if positive, could serve as the basis for an sNDA submission in 2027.
Rare, monogenic DEEs
Epilepsies are common neurological disorders characterized by brain excitation-inhibition, or E/I, imbalance. Hyperexcitability can lead to abnormal synchronization of neurons and neuronal circuits, which is the electrical basis of a seizure. Fundamentals of brain electrophysiology and mechanisms dictating seizure genesis are conserved across species and, consequently, animal models of seizures and epilepsy enable a clinically predictive and therefore efficient drug development path. A subset of epilepsies are rare, monogenic DEEs characterized by early onset (less than 2 years of age), frequent seizures, abnormal epileptiform EEG activity, developmental impairment and resistance to available AEDs. Furthermore, these DEEs are associated with a high mortality rate and comorbidities such as developmental delay in addition to behavioral disorders, movement disorders, pain and sensory dysfunction and sleep disruptions. Collectively, DEEs represent a broader, heterogeneous group of severe epilepsies that impose a profound burden on patients and caregivers and can include autonomic dysfunction in addition to the comorbidities described above. The understanding of the etiology of DEEs has been revolutionized by recent whole-exome sequencing initiatives that revealed over 60 genetic causes of epilepsy. Even when an identifiable genetic etiology is present, clinical presentation and severity can vary widely across patients and etiologies. We estimate there are approximately 200,000 patients in the United States living with a DEE.
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
SCN2A-DEE
SCN2A-DEE is a rare condition caused by a mutation in the SCN2A gene. The SCN2A gene encodes the NaV1.2 subunit of brain sodium channels, which control neuronal excitability by regulating the flow of sodium ions into neurons. This movement of sodium ions is a major component of generating electrical signals called action potentials, the way in which the cells communicate. SCN2A-DEE is associated with profound impact on patients, including drug-resistant seizures, significant cognitive impairment, movement disorders such as dystonia or ataxia, and problems in other body systems such as the gastrointestinal or ocular systems. Currently, there are no approved treatments for SCN2A-DEE, and the standard-of-care typically involves a regimen of many concurrent anti-seizure medications as well as medications for comorbidities. Despite these interventions, it is estimated that more than 80% of SCN2A-DEE patients live with uncontrolled seizures, and approximately 75% live with severe intellectual disability. It is estimated that there are approximately 4,000 patients in the United States with gain-of-function changes in SCN2A leading to epileptic encephalopathy.
SCN8A-DEE
Similar to SCN2A-DEE, patients with SCN8A-DEE suffer from recurrent, typically drug-resistant seizures, which start as early as the first day of life. The seizures can be of multiple different types, up to dozens per day, with poor response to current treatment options. Patients with SCN8A-DEE have significant cognitive disabilities, ranging from moderate to severe, often have movement disorders, such as dystonia or ataxia, and have problems in other body systems such as the gastrointestinal or ocular systems. SCN8A-DEE patients also may experience autonomic features such as increases or decreases in heart rate, abnormal breathing and cyanosis. It is estimated that there are approximately 5,000 patients in the United States with SCN8A-DEE.
Vormatrigine for Common Epilepsies (Focal Onset Seizures and Generalized Epilepsy)
Vormatrigine is a next-generation, functionally selective small molecule targeting the hyperexcitable state of sodium-channels in the brain and is currently being developed as a once daily, oral treatment for adult focal onset seizures, or FOS, and generalized epilepsy. Preclinical data demonstrates vormatrigine is differentiated from standard of care, with the potential to be best-in-class for focal epilepsy. In vitro, vormatrigine has demonstrated superior selectivity for disease-state NaV channel hyperexcitability. In vivo studies of vormatrigine have demonstrated unprecedented potency in the maximal electroshock seizure, or MES, model, a highly predictive translational model for efficacy in focal epilepsy. Data from patients in the RADIANT study demonstrated a robust seizure reduction, with vormatrigine being generally well tolerated.
Our ENERGY program for vormatrigine aims to generate efficacy, safety and PK data to serve as the basis of regulatory registrations globally.
ENERGY Program
The ENERGY program consists of five studies — EMPOWER, RADIANT, POWER1, POWER2 and POWER3.
EMPOWER Observational Study
EMPOWER is an observational study that aims to better characterize seizure burden. We initiated the study in the third quarter of 2024 and continue to generate standardized, longitudinal data to support planned interventional trials and deepen our understanding of patient experiences with epilepsy. Findings to date from EMPOWER revealed that few patients are cared for by epileptologists, with epilepsy patient burden compounded by uncontrolled seizures that affect quality of life. Despite being on multiple antiseizure medications, patients continue to report seizures, reinforcing the urgent need for targeted and innovative therapies.
RADIANT Phase 2 Study
RADIANT was a Phase 2 open-label study to evaluate PK, safety and efficacy of vormatrigine in patients with FOS or generalized epilepsy. We announced positive topline results from RADIANT in the second half of 2025. Patients with FOS (n=62) taking vormatrigine for eight weeks on background anti-seizure medications saw a 54%

median reduction in seizures. In week 1, 58% of patients achieved at least a 50% reduction in seizures, which increased to 61% by week 8. Patients continuing to the open-label extension observed an increasing and sustained effect, reaching 100% median weekly seizure reduction after 8 weeks and maintained through 16 weeks. Over 11% of patients experienced seizure freedom for the entire 8-week period and roughly one third of patients experienced seizure freedom for a consecutive 28-day period. Patients with generalized epilepsy (n=3) also demonstrated rapid, durable seizure reduction, supporting the broad potential of vormatrigine across seizure types. Vormatrigine was generally well-tolerated and demonstrated a favorable safety profile.
POWER1 and POWER2 Registrational Studies
POWER1 is a Phase 2/3 double-blind, placebo-controlled, 12-week study to evaluate the efficacy and safety of vormatrigine in patients with FOS (n=~230). POWER1 is a parallel-arm study, comparing a treatment arm of 20 mg for six weeks followed by 30 mg for six weeks versus a placebo arm for 12 weeks, followed by an open-label extension. The primary endpoint is change in seizure frequency. We expect to announce topline results in the second quarter of 2026.
POWER2 is a Phase 3 double-blind, placebo-controlled 12-week study to evaluate the efficacy and safety of vormatrigine in patients with FOS (n=~400). POWER2 is a multi-arm study, comparing treatment arms of 20 mg, 30 mg and 40 mg versus placebo for 12 weeks. POWER2 is enrolling patients, with completion expected in the second half of 2026 and topline results expected in 2027.
If the POWER1 and POWER2 studies are positive, we plan to submit an NDA for vormatrigine in 2027.
POWER3 Study
We intend to initiate POWER3, a clinical trial evaluating vormatrigine as a single-agent treatment for FOS, in the first half of 2026.
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
Vormatrigine Phase 1 Studies
We have conducted Phase 1 healthy volunteer studies of vormatrigine to evaluate the tolerability, PK, PD and food effect of vormatrigine across single and multiple ascending dose cohorts and first announced topline results in the second quarter of 2023. This first clinical study of vormatrigine was a randomized, double-blind, placebo-controlled single ascending dose, or SAD, and multiple ascending dose, or MAD, trial in healthy participants aged 18 to 55 years. Vormatrigine was generally well-tolerated at all tested doses. PK data demonstrated dose-dependent exposure, supporting once-daily dosing without titration to achieve potentially therapeutically effective drug concentration levels. No adverse events, or AEs, or AEs of special interest led to study drug withdrawal, and no clinically significant findings on vital signs, electrocardiogram or neurological examination were observed. All AEs were mild, mostly transient (lasting minutes to hours), and resolved spontaneously, with the most common AEs being CNS-related. Results from an additional 45 mg MAD cohort showed a dose proportional increase in exposure with favorable tolerability, similar to the 20 and 30 mg MAD cohorts. In addition, a Phase 1 food effect study demonstrated that food intake did not affect vormatrigine absorption, which increases the flexibility in dosing and ease of use of vormatrigine.
Common Epilepsies (FOS and Generalized Epilepsy)
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

There are two forms of therapeutically relevant sodium current: (1) persistent sodium current and (2) peak sodium current. Standard of care sodium channel targeting AEDs can produce severe toxicity at therapeutic doses from excessive inhibition of peak sodium current, as physiological levels of peak sodium current are required for normal neuronal function. Therefore, novel compounds, such as vormatrigine and relutrigine, that inhibit persistent and peak sodium channel hyperexcitability while sparing physiological levels of peak sodium current may improve clinical efficacy and tolerability.
Elsunersen for SCN2A-DEE
Elsunersen is a clinical-stage ASO designed to selectively decrease SCN2A gene expression, directly targeting the underlying cause of early seizure-onset SCN2A-DEE to treat seizures and other symptoms in patients with gain-of-function SCN2A mutations. In vitro studies of elsunersen have demonstrated reduction in both SCN2A gene expression and protein levels. In vivo, elsunersen has demonstrated significant, dose-dependent reduction in seizures, improvement in behavioral and locomotor activity and increased survival in SCN2A mouse models, with potential to be the first disease-modifying treatment for SCN2A-DEE. Elsunersen has received ODD and RPDD from the FDA, and ODD and PRIority MEdicines, or PRIME, designations from the European Medicines Agency for the treatment of SCN2A-DEE.
EMBRAVE study
Part 1 of the EMBRAVE study was a 21-week open label cohort, in which participants received elsunersen for 16 weeks, designed to determine the safety and tolerability of intrathecal delivery of elsunersen. No treatment related AEs or SAEs were observed. Additionally, patients observed a marked reduction in seizures and increase in seizure-free days.
The EMBRAVE Study Part A is evaluating the safety and efficacy of elsunersen versus sham-procedure. We have enrolled 9 patients randomized 3:1 to elsunersen or placebo/sham for 20 weeks, followed by a blinded transition to elsunersen for up to two years in an open-label extension. We expect to disclose the topline results in the first half of 2026.
EMBRAVE3 Phase 3 study
We have initiated EMBRAVE3, a Phase 3 registrational study evaluating the efficacy, safety, tolerability and PK of elsunersen in early-onset SCN2A-DEE, and expect to announce topline results in 2027. EMBRAVE3 is a single-arm study where all patients will receive elsunersen for 24 weeks. This study consists of three cohorts and will enroll approximately 30 patients. Cohort 1 will enroll patients between 2 and 18 years of age experiencing at least four motor seizures during a four-week baseline period. The primary endpoint will assess the change in seizure frequency. Patients will receive 1 mg of elsunersen intrathecally every 4 weeks for 24 weeks. Cohorts 2 and 3 will enroll patients from age 0 to 2 years in a staggered fashion, starting with patients ages 1-2 in Cohort 2 following a safety review of a subset of patients from Cohort 1. Cohort 3 patients (ages 0-1 years) will be enrolled following a safety review of a subset of the Cohort 2 patients. Patients will receive elsunersen at starting doses of 1.0 mg for Cohort 2, and 0.5 mg for Cohort 3, every 4 weeks for 24 weeks. All patients will have the option to continue into an open-label extension for an additional 24 weeks.
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
•Approved therapies for ET, such as propranolol, and off-label therapies, such as primidone.
•Sodium channel blocker or similar ion channel-targeting programs in development for common epilepsies, including those of SK-Pharma, Xenon Pharmaceuticals, and Biohaven Pharmaceuticals, as well as other programs in clinical development targeting other mechanisms of action including those from Lundbeck and Stoke Therapeutics, and approved therapies including other existing ion channel blockers.
Many of our competitors have sufficient financial resources, expertise and capabilities in research and development, the regulatory approval process, manufacturing and marketing to advance their portfolios. Smaller or early-stage companies may also prove to be significant competitors, particularly through merger and acquisition activity and sizeable collaborative arrangements with established companies.
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
T-type Calcium channel blockers
We own sixteen patent families directed to T-type Calcium channel blockers. One patent family discloses and claims compositions of matter of certain T-type calcium channel modulators, including ulixacaltamide. This patent family has issued in many major pharmaceutical markets and is pending in others and expires in 2029. A second patent family is directed to certain pharmaceutical formulations of ulixacaltamide and methods of use in treating disorders such as essential tremor. Three U.S. patents have issued in this patent family, and expire in 2040, and this family remains pending in multiple jurisdictions of potential commercial interest. A third family is directed to titration methods of using ulixacaltamide and expires in 2041. A fourth patent family is directed to certain analog compounds of ulixacaltamide and expires in 2040. A fifth patent family is directed to the adjunctive use of a beta blocker and/or certain anticonvulsants with ulixacaltamide and expires in 2043. A sixth patent family is directed to a dosage form of ulixacaltamide and expires in 2044. A seventh patent family is directed to salt forms of ulixacaltamide and expires in 2044. An eighth patent family is directed to crystalline forms of ulixacaltamide and expires in 2044. A ninth patent family is directed to methods of treatment using ulixacaltamide and expires in 2044. A tenth patent family is directed to methods of treatment using ulixacaltamide and expires in 2044. An eleventh family is directed to methods of treatment using ulixacaltamide and expires in 2045. A twelfth family is directed to methods of treating Parkinson’s disease with ulixacaltamide and expires in 2045. The remaining patent families are directed to other TTCC blockers of various core structures and methods of use in treating diseases such as movement disorders, which expire in 2039 and 2040.
Persistent sodium current blockers

We own sixteen patent families directed to persistent sodium current blockers, including a patent family that relates to relutrigine and vormatrigine, two additional patent families that relate to relutrigine, and the remaining patent families relate to other persistent sodium current blockers. One patent family discloses and claims certain persistent sodium current blockers, including relutrigine and vormatrigine, and methods of use in treating diseases such as epilepsy (including pediatric epilepsy), as well as migraine and pain. In this patent family, relutrigine is covered by two patents that have granted in the United States, one that covers the composition of matter and one that covers a method of use. These patents both expire in 2039. The family also has patents and pending patent applications that cover relutrigine in other potentially commercially relevant jurisdictions, which expire in 2039. In this same patent family, vormatrigine is covered by two granted U.S. patents that will expire in 2039. A second family discloses other persistent sodium current blockers and generically claims relutrigine, as well as methods of treating diseases such as pediatric epilepsy. This patent family is pending in multiple jurisdictions and expires in 2037. A third family is directed to pharmaceutical formulations of relutrigine, methods of use in treating diseases such as pediatric epilepsy, cephalgia, short-lasting unilateral neuralgiform headache attacks with conjunctival injection, or SUNCT, and tearing and short-lasting unilateral neuralgiform headache attacks with cranial autonomic symptoms, or SUNA, and methods of making relutrigine, and expires in 2040. The remaining patent families are directed to other persistent sodium current blockers of various core structures and methods of use in treating diseases such as pediatric epilepsy, expiring between 2037 and 2043.
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
KCNT1 blockers
We own twelve patent families directed to KCNT1 blockers. These patent families disclose and claim small molecule KCNT1 blockers and methods of use in treating diseases, such as epilepsy, including epilepsy having certain KCNT1 mutations, and expire between 2040 and 2045.
GABAA receptor positive allosteric modulators
We own four patent families directed to GABAA receptor positive allosteric modulators. One patent family discloses and claims salts and polymorphs of PRAX-114. Three patents are granted in the United States, which expire in 2039. A second patent family is directed to alternative salt forms of PRAX-114, and a U.S. patent has issued, which expires in 2042. Other patent applications cover methods of use in treating diseases (including the use of combination formulations), such as epilepsy, musculoskeletal conditions, motor disorder or essential tremor, which expire from 2042 to 2043.
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
Orphan drug designation and exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A sponsor must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same approved use or indication within the relevant rare disease or condition for seven years. If a drug or drug product designated as an orphan product ultimately receives marketing approval for a disease or condition broader than what was designated in its orphan product application, it may not be entitled exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient is shown to be clinically superior to the approved product with respect to the same indication or use on the basis of greater efficacy or safety, or to provide a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet the needs relating to the approved indication or use of the patients with the relevant disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan product designation, however, does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2029. Consequently, unless Congress reauthorizes the program, the sponsor of the marketing application for a drug that receives Rare Pediatric Disease Designation will only be eligible to receive a voucher if the FDA grants the voucher on or before September 30, 2029.
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
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers. Praxis has two programs which have received breakthrough therapy designation: ulixacaltamide for treatment of Essential tremor and relutrigine for the treatment of seizure associated with SCN2A and SCN8A DEEs.

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
Current and future healthcare reform legislation
In the United States, there have been, and likely will continue to be, a number of legislative and regulatory changes regarding the healthcare system directed at broadening the availability of health care, improving the quality of health care and containing or lowering the cost of health care. For example, in March 2010 the Affordable Care Act, or ACA, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars; expanded the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; and established annual fees and taxes on manufacturers of certain branded prescription drugs.
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
Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, Centers for Medicare and Medicaid Services may develop new payment and delivery models, such as bundled payment models. There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started to take effect progressively starting in fiscal year 2023. HHS has announced the agreed-upon prices for the first ten drugs that were subject to price negotiations, which took effect in January 2026, and the subsequent fifteen additional drugs, which will first take effect in January 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges.
More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The current presidential administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidates we develop, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
At the state level, legislatures in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
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
It is the strength of our culture and career-defining opportunities that enable us to attract and retain incredible talent to Praxis. As of February 16, 2026, we have 168 employees and plan to continue to grow as we advance the potential of our pipeline. In order to ambitiously deliver results based on the depth of our programs and prepare for potential commercialization, we expect to expand our workforce, with the majority of anticipated hiring focused on building commercial capabilities. We provide development opportunities that will stretch and challenge employees to deliver more than they ever thought possible. To support them we offer a world-class portfolio of compensation and benefits, including medical, dental and vision plans, a discretionary bonus program structured to pay on a quarterly basis, 401k plan with match, wellness benefits including a monthly allowance that employees may apply toward a broad range of health and well-being expenses, eligibility for equity awards and an employee stock purchase plan.
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
We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We may incur significant losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development, preparations for potential commercialization of our product candidates, if approved, and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $303.3 million and $182.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.1 billion. We expect we may continue to incur significant losses for the foreseeable future, and these losses may increase as we continue our research and development of and seek regulatory approvals for our product candidates in our initial and potential additional indications as well as for other product candidates, and prepare for potential commercialization of our product candidates, if approved.
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
•prepare for potential commercialization of our product candidates, including market research, pricing and reimbursement strategy development, market access planning, and other commercial readiness activities;
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
Risks Related to Future Financial Condition
We may need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for our product candidates, we will require significant cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidates we develop.
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
We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital, if needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.
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
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
Since we commenced operations in 2016, we have been focused on developing and conducting preclinical and clinical studies of our product candidates. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties.
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
Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. We are currently evaluating (i) ulixacaltamide for the treatment of essential tremor, or ET, (ii) relutrigine for the treatment of SCN2A developmental and epileptic encephalopathy, or SCN2A-DEE, SCN8A-DEE, and broader DEEs; (iii) vormatrigine for the treatment of common epilepsies, including focal onset seizures and generalized epilepsy, and (iv) elsunersen for the treatment of early onset SCN2A-DEE. Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in indications in which we believe we will be able to efficiently generate proof-of-concept data. If any of our product candidates are approved, we then intend to expand to clinical testing and potentially seek regulatory approvals in other neurological disease indications based on genetic and mechanistic overlap with the primary indication. However, even if our product candidates are able to gain regulatory approval in one indication, there is no guarantee that we will be able to gain regulatory approval in another indication or expand to other indications.
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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our product candidates are subject to extensive regulation. In the United States, obtaining marketing approval for a new drug requires the submission of a New Drug Application, or NDA, to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product candidate. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes. Although we have submitted NDAs for ulixacaltmide for the treatment of ET and relutrigine for the treatment of SCN2A and SCN8A DEEs to the FDA, we cannot be certain that any of our product candidates will receive regulatory approval from the FDA or comparable foreign authorities.
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
This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of and opinions on our preclinical and clinical data. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our product candidates, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any comparable foreign regulatory authority.
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
In addition, the FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. On April 26, 2023, the European Commission published a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The European Parliament and the Council of the

European Union adopted their respective positions on April 10, 2024 and June 4, 2025 and a common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028 and may however have a significant impact on the pharmaceutical industry and our business in the long term.
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
•timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with the Good Laboratory Practice requirements and other applicable regulations of the FDA and comparable foreign regulatory authorities;
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
In addition, we have conducted clinical trials of certain of our product candidates, including ulixacaltamide, utilizing novel primary endpoints for which the FDA and other regulatory authorities may have limited experience in interpreting and reviewing. Although we have sought consensus with FDA and other regulatory authorities in connection with the design and implementation of our clinical studies, utilizing novel trial endpoints may increase the risk that the FDA and other regulatory authorities will consider the results from such trials, even if successful, insufficient to establish the safety or efficacy of our product candidates, which could require us to conduct additional studies beyond those we currently contemplate for our product candidates.
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
From time to time, we disclose preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously reported. As a result, topline and preliminary data should be viewed with caution until the final data are available.
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
We have obtained Breakthrough Therapy designation from the FDA for relutrigine for the treatment of seizures associated with SCN2A and SCN8A DEEs, and for ulixacaltamide for the treatment of ET, and we may seek additional Breakthrough Therapy designations for our product candidates where we believe the clinical data support such designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the product candidate sponsor can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies also receive the same benefits associated with Fast Track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met.
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
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity with respect to the relevant indication or where the manufacturer is unable to assure sufficient product quantity to meet the needs related to the approved indication or use of the patients with the relevant disease or condition. The applicable exclusivity period is ten years in the EU, but such exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable that market exclusivity is no longer justified.
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
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same indication or use within the relevant disease or condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or comparable foreign regulatory authority later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication or use if they contain a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication or use as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
We received rare pediatric disease designation for relutrigine for the treatment of SCN2A-DEE, SCN8A-DEE and Dravet syndrome and for elsunersen for the treatment of SCN2A-DEE. Designation of a drug product as a product for a rare pediatric disease does not guarantee that a NDA for such drug product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved, including for the following reasons:
•the product no longer meets the definition of a rare pediatric disease product;
•the product contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in another marketing application;
•the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population;
•the application is approved for a different adult indication than the rare pediatric disease for which the product is designated.

Under the Federal Food, Drug, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our NDA for our product candidates for which we have received rare pediatric disease designation. The FDA may determine that a NDA for any such product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.
Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, provided the eligibility criteria are otherwise met, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate and that designation was granted by September 30, 2029.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants approval of a product candidate, comparable regulatory authorities in other jurisdictions must also approve the manufacturing, marketing and sale of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must also be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to governmental approval.
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
We have no experience as a company in commercializing products, and we will have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.
If any of our product candidates ultimately receives regulatory approval, we will need to establish a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. In connection with commercial preparations for ulixacaltamide and relutrigine, we are currently building out our internal sales, marketing and distribution capabilities. However, we have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.
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
•the federal Physician Payments Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members;
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
In Europe, we are subject to the European Union General Data Protection Regulation, or the EU GDPR, and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, or, collectively, the UK GDPR, and together with the EU GDPR, the GDPR. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection and use of data relating to an identifiable living individual or “personal data”, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data out of the European Economic Area, or EEA, and the UK. Violations of the GDPR can lead to potential fines of up to €20 million/£17.5 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses, or SCCs — a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism — alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Various states have also implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, or the CMIA, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to imposing fines and penalties, some of these state laws afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for significant penalties and permit injured parties to sue for damages. In addition to the CMIA, California also enacted the California Consumer Privacy Act, or the CCPA, which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative initiatives and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; and established annual fees and taxes on manufacturers of certain branded prescription drugs.
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
Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. By way of example, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started to take effect progressively starting in fiscal year 2023. HHS has announced the agreed-upon prices for the first ten drugs that were subject to price negotiations, which took effect in January 2026, and the subsequent fifteen drugs, which will first take effect in January 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges.
More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The current presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidates we develop, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
At the state level in the United States, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our product candidates, if approved. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates that we successfully commercialize or put pressure on our product pricing.
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current presidential administration has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We have disclaimed and may be required to disclaim additional parts or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that may issue that cover our products.
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
Further, on June 1, 2023, the European Union Patent Package, or the EU Patent Package, regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.
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
•difficulties associated with staffing and managing international operations, including differing labor relations;
•potential liability under the Foreign Corrupt Practices Act, U.K. Bribery Act of 2010 or comparable foreign laws, including expanded sanctions imposed by the United States and other countries on Russia due to Russia's invasion of Ukraine;
•business interruptions resulting from geo-political actions, including war and terrorism, such as Russia's invasion of Ukraine, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics; and
•cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.
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
Risks Related to Employees
We depend heavily on our executive officers, principal consultants and others, and the loss of their services could materially harm our business.
Our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, principal consultants and others, including Marcio Souza, our President and Chief Executive Officer, Timothy Kelly, our Chief Financial Officer and Megan Sniecinski, our Chief Operating Officer. We have entered into employment agreements with Mr. Souza, Mr. Kelly and Ms. Sniecinski, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any of our executives or other employees.
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and distribution as we prepare for potential commercialization. To manage these growth activities, we must continue to implement and improve our managerial, operational, quality and financial systems, and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.
Risks Related to Data Privacy and Cybersecurity
Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.
We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As we transition to commercialization and expand systems and integrations supporting commercial activities, including systems supporting product distribution, commercial operations and financial transaction workflows, our exposure to cybersecurity risks will increase, although we have not identified cybersecurity incidents to date that have materially affected or are reasonably likely to materially affect us. Adverse cybersecurity events affecting these systems or the third parties that support them could disrupt commercialization efforts, product distribution or business operations, result in regulatory or contractual liability, or cause reputational harm.
Our IT systems and those of such third parties are vulnerable to attack, damage and interruption from natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber incidents, phishing and other social engineering schemes, employee error or misuse, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors or other deliberate attacks. Attacks upon IT systems are also increasing in their levels of persistence and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques — including artificial intelligence — that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations and drug development programs. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or successful in preventing cyberattacks or other IT disruptions, or in mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Further, the costs associated with the investigation, remediation and potential notification of a breach to counterparties and data subjects could be material. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation (including class actions) and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures. Our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
We rely on cloud-based software services and access these services via the Internet for the vast majority of our computing, storage, and other functions. Any disruption of or interference with our use of our cloud-based services would negatively affect our operations and could seriously harm our business.
We use several distributed computing infrastructure platforms for business operations, or what is commonly referred to as “cloud” computing services and we access these services via the Internet. Any transition of the cloud services currently provided by an existing vendor to another vendor would be difficult to implement and will cause us to incur significant time and expense. Given this, any significant disruption of or interference with our use of these cloud computing services would negatively impact our operations and our business would be seriously harmed. If our employees or partners are not able to access our cloud computing services or encounter difficulties in doing so, we may experience business disruption. The level of service provided by our cloud computing vendors, including the ability to secure our confidential information and the confidential information of third parties that is shared with us, may also impact the perception of our company and could seriously harm our business and reputation and create liability for us. If a cloud computing service that we use experiences interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed.
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
The legislation, regulations and rules regarding U.S. federal, state and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department and by state and local and non-U.S. tax agencies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. Significant changes have been made to U.S. federal income tax laws in recent years, and further changes to applicable tax laws may occur in the future.
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
In addition, both our current and future U.S. federal net operating losses and U.S. federal tax credits may be subject to limitation under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders or groups of stockholders over a rolling three-year period, the corporation’s ability to use its pre-change U.S. federal net operating losses and U.S. federal tax credits to offset its post-change U.S. federal taxable income or U.S. federal income tax liabilities may be limited. We have not completed a study to assess whether any such ownership change has occurred, or whether multiple ownership changes, and our existing U.S. federal net operating losses and U.S. federal tax credits may be subject to limitations arising from one or more previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our net operating losses and tax credits may be similarly limited under state law.
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies as a result of general economic conditions. Broad market and industry factors have negatively affected and may continue to negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
We have needed and may need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue common stock to employees, directors, and consultants pursuant to our equity incentive plans. If we sell common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.
As of December 31, 2025, we have outstanding pre-funded warrants to purchase 1,243,933 shares of common stock at an exercise price of $0.0001 per share, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which could result in dilution to then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
Our executive officers and directors and principal stockholders own a significant percentage of our stock and may exert significant influence over matters subject to stockholder approval.
Based on shares outstanding as of December 31, 2025, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, beneficially hold, in the aggregate, approximately 35.2% of our outstanding voting stock. These stockholders, acting together, may exert significant influence over matters requiring stockholder approval. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. This concentration of ownership control may adversely affect the market price of our common stock by:
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and The Nasdaq Global Select Market and other applicable securities rules and regulations impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. Increased costs would decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these or new requirements. The impact of these or new requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting and to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Any testing by us or our independent registered accounting firm conducted in connection with Section 404 may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. An independent assessment of the effectiveness of our internal controls over financial reporting, such as the one conducted by our independent public accounting firm on an annual basis, could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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
We have broad discretion over the use of our cash, cash equivalents and marketable securities and may not use them effectively.
Our management has broad discretion to use our cash, cash equivalents and marketable securities to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development and, if approved, commercialization of our product candidates. Pending our use to fund operations, we may invest our cash, cash equivalents and marketable securities in a manner that does not produce income or that loses value.
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
We design and assess our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, and integrate recognized security best practices relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. As our operations scale and we transition to commercialization, our cybersecurity risk management program is designed to scale accordingly, including through enhanced governance, layered security controls, third-party oversight and continuous monitoring.
Our cybersecurity risk management program is integrated into our overall risk management framework, and shares common methodologies, reporting channels and governance processes across legal, compliance, strategic, operational and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;

•adoption of layered cybersecurity controls, including enhanced identity and access controls, automated detection and remediation for email threats, endpoint and network protections, centralized security monitoring and retention of security logs sufficient to support investigations and audit evidence;
•a security team principally responsible for managing (1) our cybersecurity risk-assessment processes, (2) our security controls, (3) our response to cybersecurity incidents, and (4) the ongoing improvement of our security posture through measurement, testing, threat-hunting and lessons-learned activities;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes, including 24/7 monitoring and additional technical expertise, and periodic penetration and vulnerability testing;
•cybersecurity awareness training for our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•security audits and a third-party risk assessment process for key service providers, suppliers and vendors based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Data Privacy and Cybersecurity—Cyberattacks or other failures in our telecommunications or information technology, or IT, systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.”
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and risks, including oversight of management's implementation of our cybersecurity risk management program. The Audit Committee receives regular updates from management on cybersecurity risks, control maturity and significant cybersecurity matters, including those related to systems surrounding commercial operations. In addition, management updates the Audit Committee, when it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
We maintain an internal cybersecurity team, reporting to our Chief Financial Officer, who is responsible for managing our cybersecurity risk-management program, assessing and mitigating cyber risks, and overseeing retained cybersecurity consultants and providers for additional external expertise. This internal team is led by our Vice President of Information Technology, who has over 20 years of experience managing cybersecurity, systems architecture and complex data operations for biotechnology and pharmaceutical companies. Additional team members have between 12 to 15 years of experience each in cybersecurity, IT management and cloud architecture. The internal team works closely with external network operations and cybersecurity teams who provide 24/7 network operations and cybersecurity review and response capabilities.
We have an Executive Compliance Committee consisting of executive officers and members from senior management across the regulatory, quality, legal, finance and people operations functions that takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which includes updates from our internal cybersecurity team, as relevant; review of any threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
Facilities
We sublease a facility containing 25,445 square feet of office space, which is located at 99 High Street, Boston, Massachusetts 02110. Our sublease expires on February 28, 2026. We have entered into a license agreement for our existing office space which commences on March 1, 2026 and expires on March 31, 2027. We believe that our current facility is sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.
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
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Praxis Precision Medicines, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph illustrates a comparison for the five years ended December 31, 2025 of the cumulative total return for our common stock, the Nasdaq Composite and the Nasdaq Biotechnology Index, each of which assumes an initial investment of $100. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. Such returns are based on historical results and are not intended to suggest future performance.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
Among Praxis Precision Medicines, Inc., the Nasdaq Composite, and the Nasdaq Biotechnology Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Praxis Precision Medicines, Inc.
Nasdaq Composite - Total Return
Nasdaq Biotechnology - Total Return

Holders of Our Common Stock
As of February 16, 2026, there were approximately two holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the three months ended December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of common stock made during the three months ended December 31, 2025.
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
Overview
As noted in our Company Overview in Part I of this report, we are a fully integrated, leading central nervous system, or CNS, precision neuroscience biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for CNS disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
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
For our ulixacaltamide program within the Cerebrum™ platform, we announced positive topline results for the two studies in the Phase 3 Essential3 program in essential tremor, or ET, in October 2025. We submitted a New Drug Application, or NDA, for ulixacaltamide for the treatment of ET to the FDA, and have commenced commercial preparations and pre-launch activities.
For our relutrigine program within the Cerebrum™ platform, in December 2025, we announced positive results from the registrational cohort of the EMBOLD study in SCN2A and SCN8A developmental and epileptic encephalopathies, or DEEs, after receiving a recommendation from the Data Monitoring Committee to stop the study early for efficacy. We submitted an NDA for relutrigine for the treatment of SCN2A-DEE and SCN8A-DEE to the FDA, and commercial preparations and pre-launch activities are underway. The EMERALD study, which is evaluating relutrigine in patients with broad DEEs, is ongoing and we expect to be fully enrolled in the second half of 2026. Assuming approval of the NDA for relutrigine, we believe the EMERALD study, if positive, could serve as the basis for a supplemental NDA, or sNDA, submission in 2027.
For our vormatrigine program within the Cerebrum™ platform, our ENERGY program is ongoing, which consists of five studies to generate patient eligibility, efficacy, safety and pharmacokinetics, or PK, data in patients with focal onset seizures, or FOS, or generalized epilepsy. Studies under the ENERGY program include EMPOWER, RADIANT, POWER1, POWER2 and POWER3. In the second half of 2025, we announced positive results from our RADIANT Phase 2 open-label study evaluating the PK, safety and efficacy of vormatrigine in patients with FOS or generalized epilepsy. We initiated the EMPOWER study, an observational study of vormatrigine in patients with epilepsy, in the third quarter of 2024. For our POWER1 study, a double-blind, placebo-controlled, 12-week study in focal onset seizures, we expect to announce topline results in the second quarter of 2026. POWER2, our third efficacy study, is enrolling patients, with completion expected in the second half of 2026 and topline results expected in 2027. We intend to initiate POWER3, a clinical trial evaluating vormatrigine as a single-agent treatment for focal onset seizures, in the first half of 2026.

For our most advanced product candidate under the Solidus™ platform, elsunersen, we expect to announce topline results for the EMBRAVE Part A study evaluating the safety and efficacy of elsunersen versus sham procedure in the first half of 2026. We are currently enrolling EMBRAVE3, a Phase 3 registrational study for SCN2A gain-of-function DEE, and expect to announce topline results in 2027.
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
We are a development stage company and we have not generated any revenue from product sales. All of our product candidates are in preclinical and clinical development or awaiting regulatory approval. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including net losses of $303.3 million and $182.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.1 billion. We expect to incur significant expenses for the foreseeable future as we expand our research and development activities and prepare for commercialization of our product candidates. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
•prepare for the potential commercialization of ulixacaltamide, for which we have submitted an NDA to the FDA, after successful completion of our Phase 3 Essential3 program for ET;
•prepare for the potential commercialization of relutrigine, for which we have submitted an NDA to the FDA after a successful interim analysis in the EMBOLD clinical trial, and advance relutrigine in the EMERALD clinical trial;
•advance vormatrigine in the ENERGY clinical trials for focal onset seizures or generalized epilepsy;
•advance elsunersen in the EMBRAVE Part A clinical trial and EMBRAVE3 pivotal clinical trial;
•advance our preclinical candidates to clinical trials;
•further invest in our pipeline;
•further invest in our manufacturing capabilities;
•continue to seek regulatory approval for our product candidates;
•maintain, expand, protect and defend our IP portfolio;
•acquire or in-license technology;
•continue building our sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•increase our headcount to support our development and commercialization efforts.

As a result, we will need substantial capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. During the year ended December 31, 2024, 152,145 pre-funded warrants were exercised via a cashless exercise, resulting in 152,142 shares of common stock issued. No cash proceeds associated with the exercise were received by us. During the year ended December 31, 2025, 200,355 pre-funded warrants were exercised via cashless exercise, resulting in 200,349 shares of common stock issued. No cash proceeds associated with the exercise were received by us. As of December 31, 2025, a total of 704,225 pre-funded warrants associated with this offering remained outstanding.
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
In April 2024, we completed a public offering of: (i) an aggregate of 3,849,558 shares of our common stock at a public offering price of $56.50 per share, including the underwriters' full exercise of their option to purchase 530,973 additional shares of common stock, and (ii) pre-funded warrants to purchase 221,238 shares of common stock at a public offering price of $56.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $216.0 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of December 31, 2025, none of the pre-funded warrants have been exercised and all remained outstanding.
In December 2024, we entered into an amendment to the March 2024 Sales Agreement with Jefferies to provide for the offering, issuance, and sale of up to an aggregate amount of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2025, we issued and sold an aggregate of 1,351,689 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $83.3 million, after deducting commissions and offering expenses payable by us. During the year ended December 31, 2024, we issued and sold an aggregate of 16,487 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $1.0 million, after deducting commissions and offering expenses payable by us. The amended 2024 Sales Agreement was terminated in September 2025.
In September 2025, we entered into a Sales Agreement, or the 2025 Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, to provide for the offering, issuance and sale of up to an aggregate of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2025, we issued and sold an aggregate of 403,947 shares under the 2025 Sales Agreement for aggregate net proceeds of $40.5 million, after deducting commissions and offering expenses payable by us.
In October 2025, we completed a public offering of: (i) an aggregate of 3,527,072 shares of our common stock at a public offering price of $157.00 per share, including the underwriters' full exercise of their option to purchase 501,592 additional shares of common stock, and (ii) pre-funded warrants to purchase 318,470 shares of common stock at a public offering price of $156.9999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were $567.1 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us. As of December 31, 2025, none of the pre-funded warrants have been exercised and all remained outstanding.
In January 2026, we completed a public offering of 2,543,800 shares of our common stock at a public offering price of $260.00 per share, including the underwriters' full exercise of their option to purchase 331,800 additional shares of common stock. Total net proceeds generated from the offering were approximately $621.2 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $926.1 million. We expect that our cash, cash equivalents, and marketable securities as of December 31, 2025, combined with proceeds from our January 2026 follow on public offering, will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our operating activities into 2028. The analysis included consideration of our current financial needs and ongoing research and development and commercialization plans. We have based this estimate on assumptions that may provide to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
Financial Operations Overview
Revenue
We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if at all. As discussed in Note 8 to our audited consolidated financial statements, we entered into an Option and License Agreement, or the Collaboration Agreement, with UCB Biopharma SRL, or UCB, in December 2022. We recognized $8.6 million of collaboration revenue from the Collaboration Agreement during the year ended December 31, 2024. In December 2024, UCB exercised its option to in-license global development and commercialization rights under the terms of the Collaboration Agreement. We did not recognize any collaboration revenue from the Collaboration Agreement during the year ended December 31, 2025.
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Cerebrum™	$185,497	$93,591
Solidus™	10,742	5,738
Personnel-related (including stock-based compensation)	58,684	43,407
Other indirect research and development expenses	12,192	9,677
Total research and development expenses	$267,115	$152,413
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development and orphan drug tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2025 and 2024, we had U.S. federal and state net operating loss carryforwards which may be available to offset future taxable income and which begin to expire in 2031. As of December 31, 2025 and 2024, we also had federal and state research and development tax credit and orphan drug tax credit carryforwards which may be available to offset future income tax liabilities and which begin to expire in 2032.
Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, orphan drug tax credits, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. The income tax provision recognized for the years ended December 31, 2025 and 2024 was not material.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our consolidated statements of operations for the periods presented below (in thousands):

	Year Ended December 31,		Change
	2025	2024
Collaboration revenue	$—	$8,553	$(8,553)
Operating expenses:
Research and development	267,115	152,413	114,702
General and administrative	59,083	56,305	2,778
Total operating expenses	326,198	208,718	117,480
Loss from operations	(326,198)	(200,165)	(126,033)
Other income:
Other income, net	22,930	17,346	5,584
Total other income	22,930	17,346	5,584
Net loss	$(303,268)	$(182,819)	$(120,449)
Collaboration Revenue
The $8.6 million decrease in collaboration revenue is associated with a decrease in revenue recorded under the Collaboration Agreement with UCB that was executed in December 2022. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a development candidate as part of the Collaboration Agreement. As such, we have no further research service obligations under the terms of the Collaboration Agreement and did not record any associated revenue during the year ended December 31, 2025.
Research and Development Expense
The following table summarizes our research and development expenses for the periods presented below, along with the changes in those items (in thousands):

	Year Ended December 31,		Change
	2025	2024
Cerebrum™	$185,497	$93,591	$91,906
Personnel-related (including stock-based compensation)	58,684	43,407	15,277
Solidus™	10,742	5,738	5,004
Other indirect research and development expenses	12,192	9,677	2,515
Total research and development expenses	$267,115	$152,413	$114,702
The $114.7 million increase in research and development expenses was primarily attributable to the following:
•$91.9 million increase in expense related to our Cerebrum™ platform, driven primarily by:
▪$55.8 million increase in spend for our vormatrigine program, primarily driven by increased spend across our ENERGY program clinical studies and Phase 1 study spend;

▪$38.9 million increase in spend for our relutrigine program, primarily related to our EMBOLD and EMERALD trial activities, manufacturing spend to support commercialization and Phase 1 study spend;
▪$3.2 million increase in activities for our earlier stage assets as we advance our portfolio; partially offset by,
▪$6.0 million decrease in spend for our ulixacaltamide program, primarily due to multiple Phase 1 studies completing in the prior year, partially offset by current year Essential3 spend and manufacturing spend to support commercialization;
•$15.3 million increase in personnel-related costs due to increased headcount; and
•$5.0 million increase in expense related to our Solidus™ platform, driven by elsunersen program spend for EMBRAVE Part A clinical trial and our EMBRAVE3 pivotal clinical trial.
General and Administrative Expense
The $2.8 million increase in general and administrative expenses was primarily attributable to increased professional fees and software to support operations.
Other Income, Net
The $5.6 million increase in other income, net is primarily due to interest income on higher cash, cash equivalent and marketable security balances.
Comparison of the Years Ended December 31, 2024 and 2023
For a discussion of our results of operations pertaining to 2024 and 2023 see Item 7, "Management's Discussion and Analysis of Financial Condition and results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, or awaiting regulatory review, and we may not generate meaningful revenue from product sales in the near term, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through December 31, 2025, we have raised $1.8 billion in aggregate cash proceeds from such transactions, net of issuance costs. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $926.1 million.
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
In January 2024, we completed a public offering of: (i) an aggregate of 3,802,025 shares of our common stock at a public offering price of $35.50 per share, including the underwriters' full exercise of their option to purchase 633,750 additional shares of common stock, and (ii) pre-funded warrants to purchase 1,056,725 shares of common stock at a public offering price of $35.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $161.6 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. During the year ended December 31, 2024, 152,145 pre-funded warrants were exercised via a cashless exercise, resulting in 152,142 shares of common stock issued. No cash proceeds associated with the exercise were received by us. During the year ended December 31, 2025, 200,355 pre-funded warrants were exercised via cashless exercise, resulting in 200,349 shares of common stock issued. No cash proceeds associated with the exercise were received by us. As of December 31, 2025, a total of 704,225 pre-funded warrants associated with this offering remained outstanding.
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
In April 2024, we completed a public offering of: (i) an aggregate of 3,849,558 shares of our common stock at a public offering price of $56.50 per share, including the underwriters' full exercise of their option to purchase 530,973 additional shares of common stock, and (ii) pre-funded warrants to purchase 221,238 shares of common stock at a public offering price of $56.4999 per share of common stock underlying the warrants. The purchase price per share for each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $216.0 million, after deducting underwriting discounts, commissions and other offering expenses payable by us. As of December 31, 2025, none of the pre-funded warrants have been exercised and all remained outstanding.
In December 2024, we entered into an amendment to the March 2024 Sales Agreement with Jefferies to provide for the offering, issuance, and sale of up to an aggregate amount of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2025, we issued and sold an aggregate of 1,351,689 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $83.3 million, after deducting commissions and offering expenses payable by us. During the year ended December 31, 2024, we issued and sold an aggregate of 16,487 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $1.0 million, after deducting commissions and offering expenses payable by us. The amended 2024 Sales Agreement was terminated in September 2025.
In September 2025, we entered into a Sales Agreement, or the 2025 Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, to provide for the offering, issuance and sale of up to an aggregate of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2025, we issued and sold an aggregate of 403,947 shares under the 2025 Sales Agreement for aggregate net proceeds of $40.5 million, after deducting commissions and offering expenses payable by us.
In October 2025, we completed a public offering of: (i) an aggregate of 3,527,072 shares of our common stock at a public offering price of $157.00 per share, including the underwriters' full exercise of their option to purchase 501,592 additional shares of common stock, and (ii) pre-funded warrants to purchase 318,470 shares of common stock at a public offering price of $156.9999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were $567.1 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us. As of December 31, 2025, none of the pre-funded warrants have been exercised and all remained outstanding.
In January 2026, we completed a public offering of 2,543,800 shares of our common stock at a public offering price of $260.00 per share, including the underwriters' full exercise of their option to purchase 331,800 additional shares of common stock. Total net proceeds generated from the offering were approximately $621.2 million, after deducting underwriting discounts, commissions and other offering expenses payable by us.
Cash Flows
The following table provides information regarding our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(249,068)	$(131,757)
Investing activities	(311,148)	(248,494)
Financing activities	702,173	514,323
Net increase in cash, cash equivalents and restricted cash	$141,957	$134,072
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
During the year ended December 31, 2025, net cash used in operating activities of $249.1 million was primarily due to our $303.3 million net loss, partially offset by $22.7 million in changes in operating assets and liabilities primarily related to an increase in accrued expenses and accounts payable and $31.5 million of non-cash charges primarily related to stock-based compensation.
During the year ended December 31, 2024, net cash used in operating activities of $131.8 million was primarily due to our $182.8 million net loss, partially offset by $10.9 million in changes in operating assets and liabilities primarily related to an increase in accrued expenses and accounts payable and $40.1 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the year ended December 31, 2025, net cash used in investing activities of $311.1 million primarily related to purchases of marketable securities, partially offset by maturities of marketable securities.
During the year ended December 31, 2024, net cash used in investing activities of $248.5 million primarily related to purchases of marketable securities, partially offset by maturities of marketable securities.
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities of $702.2 million consisted primarily of net proceeds from our October 2025 follow-on public offering, net proceeds from our at-the-market offerings, and proceeds from the exercise of options and employee stock purchase plan purchases.
During the year ended December 31, 2024, net cash provided by financing activities of $514.3 million consisted primarily of net proceeds from our January 2024 and April 2024 follow-on public offerings, our at-the-market offerings and our collaboration and license agreement with Tenacia.
For a discussion of our cash flows for the year ended December 31, 2023, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Plan of Operation and Future Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates, and our commercialization activities as we prepare for the potential approval of our product candidates. As a result, we expect to incur substantial operating expenses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue to build a sales, marketing, technology and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

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
•when needed, add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and to support our operations as a public company; and
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2025, together with proceeds from our follow-on public offering in January 2026, will be sufficient to fund our operating expenditures and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we may need to obtain substantial additional funds to achieve our business objectives.
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
We sublease building space in Boston, Massachusetts. Our sublease will expire on February 28, 2026. As of December 31, 2025, our operating lease commitments for the remainder of the lease term were $0.1 million. Additionally, we have entered into a license agreement for our existing office space in Boston, Massachusetts that commences on March 1, 2026 and expires on March 31, 2027. Our financial commitments for the term of the license agreement are $1.5 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Praxis Precision Medicines, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Cerebrum Platform Accrued Research and Development Costs

Description of the Matter
The Company’s accrued costs for research and development expenses totaled $14.3 million at December 31, 2025, including accruals related to the Company’s Cerebrum Platform research and development costs. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period for certain Cerebrum Platform research and development costs. The Company is required to estimate such accruals using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within accrued expenses.

Auditing the Company’s accrued research and development costs for certain Cerebrum Platform costs was complex, as accounting for the costs associated with these studies or clinical trials required subjective estimates of the level of services performed and the associated costs incurred by vendors. Furthermore, due to the duration of certain Cerebrum Platform research and development costs, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over accrued research and development costs for the Cerebrum Platform, including assessing management’s controls over the significant judgments and estimates regarding costs incurred or level of effort expended by vendors.

To evaluate the accrued research and development costs for the Cerebrum Platform, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals. To test the significant judgments and estimates, we discussed the progress of research and development activities with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with vendors and pending change orders to assess the impact on amounts recorded. In addition, we inspected information obtained by the Company from vendors, which included the vendors’ estimate of costs incurred to date. We also obtained vendors direct confirmations to confirm costs incurred as of year-end and invoicing and contracts executed to date to verify that accruals are complete and accurate. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial for reasonableness and tested subsequent invoices received from vendors.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Boston, Massachusetts
February 19, 2026

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$357,329	$215,372
Marketable securities	242,002	177,195
Prepaid expenses and other current assets	11,580	11,805
Total current assets	610,911	404,372
Long-term marketable securities	326,757	76,961
Property and equipment, net	147	230
Operating lease right-of-use assets	92	1,131
Other non-current assets	—	416
Total assets	$937,907	$483,110
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,628	$12,528
Accrued expenses	35,033	23,763
Operating lease liabilities	110	1,259
Total current liabilities	59,771	37,550
Long-term liabilities:
Non-current portion of operating lease liabilities	—	110
Total liabilities	59,771	37,660
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 25,195,092 shares issued and outstanding as of December 31, 2025, and 19,422,358 shares issued and outstanding as of December 31, 2024	15	14
Additional paid-in capital	2,017,566	1,281,522
Accumulated deficit	(1,140,008)	(836,740)
Accumulated other comprehensive gain	563	654
Total stockholders’ equity	878,136	445,450
Total liabilities and stockholders’ equity	$937,907	$483,110
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$—	$8,553	$2,447
Operating expenses:
Research and development	267,115	152,413	86,766
General and administrative	59,083	56,305	42,054
Total operating expenses	326,198	208,718	128,820
Loss from operations	(326,198)	(200,165)	(126,373)
Other income:
Other income, net	22,930	17,346	3,096
Total other income	22,930	17,346	3,096
Net loss	$(303,268)	$(182,819)	$(123,277)
Net loss per share attributable to common stockholders, basic and diluted	$(13.48)	$(10.21)	$(18.69)
Weighted average common shares outstanding, basic and diluted	22,504,676	17,906,794	6,594,316
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(303,268)	$(182,819)	$(123,277)
Change in unrealized gain (loss) on marketable securities, net of tax	(91)	654	173
Comprehensive loss	$(303,359)	$(182,165)	$(123,104)
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	3,292,163	$5	$606,918	$(530,644)	$(173)	$76,106
Stock-based compensation expense	—	—	24,857	—	—	24,857
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $4,484	4,296,646	6	63,433	—	—	63,439
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $683	1,165,247	2	28,090	—	—	28,092
Issuance of common stock under employee stock purchase plan	24,690	—	314	—	—	314
Vesting of restricted stock units	13,293	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(3,443)	—	(137)	—	—	(137)
Issuance of common stock upon exercise of stock options	3,281	—	102	—	—	102
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	173	173
Net loss	—	—	—	(123,277)	—	(123,277)
Balance at December 31, 2023	8,791,877	$13	$723,577	$(653,921)	$—	$69,669
Stock-based compensation expense	—	—	41,360	—	—	41,360
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $24,849	7,651,583	1	377,636	—	—	377,637
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $3,258	1,823,652	—	119,359	—	—	119,359
Issuance of common stock from exercise of pre-funded warrants	622,123	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	31,381	—	544	—	—	544
Issuance of common stock from a collaboration and license agreement	443,253	—	17,265	—	—	17,265
Vesting of restricted stock units	19,475	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(6,163)	—	(308)	—	—	(308)
Issuance of common stock upon exercise of stock options	45,177	—	2,089	—	—	2,089
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	654	654
Net loss	—	—	—	(182,819)	—	(182,819)
Balance at December 31, 2024	19,422,358	$14	$1,281,522	$(836,740)	$654	$445,450
Stock-based compensation expense	—	—	33,941	—	—	33,941
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs of $36,635	3,527,072	1	567,115	—	—	567,116
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $2,767	1,755,636	—	123,803	—	—	123,803
Issuance of common stock from exercise of pre-funded warrants	200,349	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	22,691	—	717	—	—	717
Vesting of restricted stock units	78,281	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(24,333)	—	(2,089)	—	—	(2,089)
Issuance of common stock upon exercise of stock options	213,038	—	12,557	—	—	12,557
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(91)	(91)
Net loss	—	—	—	(303,268)	—	(303,268)
Balance at December 31, 2025	25,195,092	$15	$2,017,566	$(1,140,008)	$563	$878,136
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(303,268)	$(182,819)	$(123,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	140	358	432
Stock-based compensation expense	33,941	41,360	24,857
Non-cash operating lease expense	1,040	933	837
Amortization of premiums and discounts on marketable securities, net	(3,592)	(5,010)	47
Non-cash collaboration and license agreement expense	—	2,500	—
Other non-cash adjustments	(7)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	640	(8,225)	6,772
Accounts payable	12,097	6,713	(8,855)
Accrued expenses	11,200	16,110	(8,497)
Operating lease liabilities	(1,259)	(1,126)	(1,005)
Deferred revenue	—	(2,553)	(2,447)
Other	—	2	—
Net cash used in operating activities	(249,068)	(131,757)	(111,136)
Cash flows from investing activities:
Purchases of property and equipment	(56)	—	(50)
Purchases of marketable securities	(623,812)	(371,519)	—
Maturities of marketable securities	312,720	123,025	39,000
Net cash (used in) provided by investing activities	(311,148)	(248,494)	38,950
Cash flows from financing activities:
Issuance of common stock from follow-on public offering and accompanying pre-funded warrants, net of underwriting discounts, commissions and offering costs	567,115	377,636	63,439
Issuance of common stock from collaboration and license agreement	—	14,765	—
Proceeds from at-the-market offerings, net of issuance and commission costs	123,873	119,597	28,153
Payments of tax withholdings related to vesting of restricted stock units	(2,089)	(308)	(137)
Proceeds from exercise of options and employee stock purchase plan purchases	13,274	2,633	416
Net cash provided by financing activities	702,173	514,323	91,871
Increase in cash, cash equivalents and restricted cash	141,957	134,072	19,685
Cash, cash equivalents and restricted cash, beginning of period	215,788	81,716	62,031
Cash, cash equivalents and restricted cash, end of period	$357,745	$215,788	$81,716
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	357,329	215,372	81,300
Restricted cash	416	416	416
Total cash, cash equivalents and restricted cash	$357,745	$215,788	$81,716
Supplemental disclosures of non-cash activities:
Issuance costs from at-the-market offerings included in accrued expenses	$70	$238	$63
Offering costs from follow-on public offering included in accounts payable	$—	$—	$184
The accompanying notes are an integral part of these consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a fully integrated, leading central nervous system ("CNS") precision neuroscience biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for CNS disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
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
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering ("IPO"), at-the-market offerings under its shelf registration statement, and follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through December 31, 2025, the Company raised $1.8 billion in aggregate cash proceeds from these transactions, net of issuance costs.
The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Programs currently under development may require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
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
The Company has incurred recurring losses since its inception, including a net loss of $303.3 million for the year ended December 31, 2025. In addition, as of December 31, 2025, the Company had an accumulated deficit of $1.1 billion. The Company expects to continue to generate operating losses for the foreseeable future.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2025 of $926.1 million, together with net proceeds of $621.2 million from the January 2026 financing (Note 17), will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its program activities for at least one year from the date of issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to achieve regulatory approvals of its new drug applications, which are subject to risk and timing uncertainty, and raising additional capital to finance its operations, if needed. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Praxis Security Corporation, Praxis Medicines International Holdings LLC and Praxis Precision Medicines India Private Limited. All intercompany transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks, amounts held in interest-bearing insured liquid deposit funds and interest-bearing money market funds and government bonds with a maturity date of three months or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value.
Restricted cash comprises letters of credit for the benefit of the landlord in connection with the Company’s lease facilities. Restricted cash is classified as either current or non-current based on the terms of the underlying lease arrangement.
As of December 31, 2025 and 2024, the Company had restricted cash of $0.4 million and $0.4 million, respectively, held as letters of credit for the benefit of its current landlord. The Company's Boston, Massachusetts sublease expires on February 28, 2026, and the related letter of credit of $0.4 million was classified in current assets on the consolidated balance sheet as of December 31, 2025. The related letter of credit of $0.4 million was classified within other non-current assets on the consolidated balance sheet as of December 31, 2024.
The following table presents cash and cash equivalents and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31,
	2025	2024
Cash and cash equivalents	$357,329	$215,372
Restricted cash	416	416
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$357,745	$215,788
Marketable Securities
The Company may invest its excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A- or A3 by one of the three nationally recognized statistical rating organizations. The Company does not believe that it is exposed to more than a nominal amount of credit risk related to any marketable securities it may invest in. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity, and periodically reviews and modifies these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.
The Company classifies its investments in debt instruments as available-for-sale. Available-for-sale investments are reported at fair value at each balance sheet date, and include any unrealized holding gains and losses in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are included in the Company's consolidated statements of operations. All of the Company's available-for-sale securities are available for use in its current operations. The Company classifies marketable securities as either cash equivalents, short-term or long-term based on their stated maturity dates as it is more-likely-than-not that the Company will hold these assets through to their maturity dates. The Company held $568.8 million and $254.2 million of marketable securities as of December 31, 2025 and 2024, respectively.
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
Concentrations of Credit Risk and Significant Suppliers and License Agreements
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company's investment portfolio may include money market funds, marketable debt securities, including debt securities issued by U.S. government agencies and corporations, and commercial paper. The Company's investments are limited to investment-grade securities with strong credit ratings with the objective of maintaining safety and liquidity. The Company also maintains deposits in accredited financial institutions in excess of federally insured limits. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As of December 31, 2025 and 2024, the Company’s primary operating accounts significantly exceeded the FDIC limits. The Company deposits its cash in financial institutions that it believes have high credit quality, and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of these license agreements are terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.
Off-Balance Sheet Risk
As of December 31, 2025 and 2024, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts or other hedging arrangements.
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
Items measured at fair value on a recurring basis include cash equivalents and marketable securities (Note 3 and Note 4). The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025, 2024, and 2023.
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
The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of December 31, 2025 and 2024 did not include any lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company recognizes as revenue the amount of the transaction price that it allocated to the respective performance obligation when or as each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, the Company recognizes revenue based on the use of an output or input method. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. For example, for research and development services that are recognized over time, the Company measures its progress using an input method. The input methods used are based on the effort the Company expends or costs it incurs toward the satisfaction of its performance obligation. The Company estimates the amount of effort it expends, including the time it estimates it will take to complete the activities, or costs it incurs in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that is multiplied by the transaction price to determine the amount of revenue recognized each period. If the estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue that is recognized in the current and future periods.
Upfront payments are recorded as contract liabilities within deferred revenue on the consolidated balance sheets until the Company performs its obligations under these agreements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.
As of December 31, 2025, the Company had a collaboration and license agreement with Tenacia Biotechnology (Shanghai) Co., Ltd ("Tenacia"), which it entered into in January 2024. Additionally, the Company had

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

an option and license agreement with UCB Biopharma SRL ("UCB"), which it entered into in December 2022. In December 2024, UCB exercised its option to in-license global development and commercialization rights under the terms of the Collaboration Agreement. The Company has no further research service obligations under the terms of the Collaboration Agreement. The accounting related to these agreements is outlined in Note 8, Collaboration and License Agreements.
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
Stock-Based Compensation
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). For stock-based awards issued to employees, non-employees and members of the Company’s board of directors (the “Board”) for their services on the Board, the Company measures the estimated fair value of the stock-based award on the date of the grant. The Company recognizes compensation expense for those awards granted to employees and members of the Board over the requisite service period, which is generally the vesting period of the respective award. For non-employee awards, compensation expense is recognized as the services are provided, which is generally ratably over the vesting period. The Company issues stock-based awards with service-based vesting conditions and records the expense for these awards on a straight-line basis over the vesting period. As of December 31, 2025, the Company had not issued any stock-based awards with performance or market-based vesting conditions. The Company accounts for forfeitures as they occur.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Foreign Currency
Monetary assets and liabilities resulting from transactions denominated in currencies other than the functional currency are remeasured into the functional currency at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are measured using historical exchange rates prevailing at the date of the transaction and are not subsequently remeasured. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss. There were no material foreign currency gains or losses for the years ended December 31, 2025, 2024, and 2023.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2025, 2024, and 2023, comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Recently Enacted Tax Legislation
The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The tax changes in the OBBBA did not have a material impact to the Company's income tax provision for the year ended December 31, 2025. We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations and cash flows.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. The Company has determined that the effects of adopting the amendments in ASU 2023-09 only impact its disclosures and do not have a material impact on its consolidated financial position and the results of its operations. The amendments were applied prospectively and are reflected within Note 13.
Recently Issued Accounting Pronouncements
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40 to modernize the guidance for internal-use software and better reflect current software development practices. ASU 2025-06 is effective for fiscal periods beginning after December 15,

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2027 and interim periods within those fiscal years. The amendments in this update can be applied prospective, retrospective, or a modified transition approach. The Company does not expect the adoption of ASU 2025-06 to have a material impact on its consolidated financial statements.
3. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of December 31, 2025 and 2024 (in thousands).

	As of December 31, 2025
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$195,296	$—	$—	$195,296
Debt securities issued by U.S. government agencies	7,003	—	(1)	7,002
Available-for-sale securities:
Corporate debt securities	198,036	282	—	198,318
Debt securities issued by U.S. government agencies	183,739	258	—	183,997
Asset backed securities	61,282	70	—	61,352
Commercial paper	7,714	4	—	7,718
Other debt securities	117,424	—	(50)	117,374
Total cash equivalents and marketable securities	$770,494	$614	$(51)	$771,057

	As of December 31, 2024
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$128,652	$—	$—	$128,652
Debt securities issued by U.S. government agencies	15,953	2	—	15,955
Available-for-sale securities:
Debt securities issued by U.S. government agencies	128,215	475	—	128,690
Corporate debt securities	107,695	157	—	107,852
Commercial paper	8,775	19	—	8,794
Other debt securities	8,819	1	—	8,820
Total cash equivalents and marketable securities	$398,109	$654	$—	$398,763
Contractual maturities of the marketable securities at each balance sheet are as follows (in thousands):

	December 31, 2025	December 31, 2024
Within one year	$242,002	$177,195
After one year through five years	326,757	76,961
Total	$568,759	$254,156
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the periods presented.
4. Fair Value of Financial Assets
The following table presents information about the Company's financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 and 2024 (in thousands).

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$195,296	$—	$—	$195,296

Debt securities issued by U.S. government agencies	190,999	—	—	190,999
Corporate debt securities	—	198,318	—	198,318
Asset backed securities	—	61,352	—	61,352
Commercial paper	—	7,718	—	7,718
Other debt securities	—	117,374	—	117,374
	$386,295	$384,762	$—	$771,057

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,652	$—	$—	$128,652

Debt securities issued by US. government agencies	144,644	—	—	144,644
Corporate debt securities	—	107,852	—	107,852
Commercial paper	—	8,794	—	8,794
Other debt securities	—	8,821	—	8,821
	$273,296	$125,467	$—	$398,763
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
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$689	$689
Office furniture and equipment	545	545
Laboratory equipment	415	359
Total property and equipment	1,649	1,593
Less: Accumulated depreciation	(1,502)	(1,363)
Property and equipment, net	$147	$230
Depreciation expense was $0.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued personnel-related expenses	$18,713	$9,365
Accrued external research and development expenses	14,291	13,363
Accrued other expenses	2,029	1,035
Total accrued expenses	$35,033	$23,763
7. Commitments and Contingencies
Leases
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts. The sublease expires on February 28, 2026. The base rent increases by approximately 2% annually. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash (Note 2). This lease qualifies as an operating lease. At inception, the Company recorded an operating lease right-of-use asset and operating lease liability of $4.1 million.
The following table summarizes the presentation of the operating lease in the Company’s consolidated balance sheets (in thousands):

	As of December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$92	$1,131
Liabilities:
Current operating lease liabilities	$110	$1,259
Non-current portion of operating lease liabilities	—	110
Total lease liabilities	$110	$1,369
The following table summarizes total lease costs recognized in the Company’s consolidated statements of operations (in thousands):

	For the year ended December 31,
	2025	2024	2023
Operating lease cost	$1,102	$1,102	$1,102
Variable lease costs	51	33	14
Total lease costs	$1,153	$1,135	$1,116
Variable lease costs were primarily related to operating expenses associated with the operating leases, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future lease payments under non-cancelable lease agreements as of December 31, 2025 were as follows (in thousands):

Year Ended December 31,	Future Lease Payments
2026	$110
2027	—
Total future lease payments	110
Less: interest	—
Present value of operating lease liabilities	$110
The weighted average remaining lease term and weighted average incremental borrowing rate of the Company’s operating lease were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)	0.1	1.1
Weighted average incremental borrowing rate	9.0%	9.0%
In September 2025, the Company entered into a license agreement with the building owner for its existing office space located in Boston, Massachusetts, which will commence on March 1, 2026 and expire on March 31, 2027. As of December 31, 2025, the license agreement had not yet commenced and, accordingly, no right-of-use asset or lease liability or related lease payments had been recorded. Upon commencement, the license agreement will be accounted for as an operating lease under ASC 842.
Legal Proceedings
The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2025, 2024, and 2023, and no material legal proceedings are currently pending or threatened.
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
8. Collaboration and License Agreements
UCB Option and License Agreement
In December 2022, the Company entered into an Option and License Agreement (“the Collaboration Agreement”) with UCB for the discovery of small molecule therapeutics as potential treatments of KCNT1-related epilepsies. Under the terms of the Collaboration Agreement, the Company agreed to perform general biology-related research services as part of a mutually agreed upon research plan in exchange for a $5.0 million upfront payment. In addition, the Company provided UCB an exclusive option to in-license global development and commercialization rights to any resulting KCNT1 small molecule development candidate identified as part of the research plan. If UCB exercised its option to in-license global development and commercialization rights, the Collaboration Agreement stipulated that UCB would assume research, development, manufacturing and commercialization responsibilities and costs. Under the terms of the Collaboration Agreement, the Company was eligible to receive an option fee and future success-based development and commercialization milestone payments, totaling up to $98.5 million, in addition to tiered royalties on net sales of any resulting products from the Collaboration Agreement.
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
The Company recognized revenue for its research services performance obligation over time using an input method over the duration of the research services. In December 2024, UCB exercised its option to in-license global development and commercialization rights for a KCNT1 development candidate as part of the Collaboration Agreement. Upon notice of the exercise, the Company recognized the $6.0 million option exercise fee and the $2.6 million of remaining collaboration revenue associated with the $5.0 million up front payment as collaboration revenue within the December 31, 2024 consolidated statement of operations, as the Company had no further research service obligations under the terms of the Collaboration Agreement. Accordingly, the Company did not recognize any collaboration revenue associated with this Collaboration Agreement during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company recognized $8.6 million and $2.4 million, respectively, in collaboration revenue related to the Collaboration Agreement in the consolidated statement of operations. As of December 31, 2025, there was no deferred revenue included in the consolidated balance sheet.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the License Agreement, both of which were received in January 2024. During the years ended December 31, 2025 and 2024, the Company had not achieved any development or sales milestones or earned any royalties under the License Agreement.
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
As of December 31, 2025 and 2024, the Company did not have any receivables or deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through December 31, 2025 because no qualifying costs were incurred. During the years ended December 31, 2025, 2024, and 2023, the Company did not recognize any revenue associated with the combined arrangement.
9. Common Stock and Preferred Stock
Common Stock
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
In December 2024, the Company entered into an amendment to the March Sales Agreement with Jefferies to provide for the offering, issuance, and sale of up to an aggregate amount of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2025, the Company issued and sold an

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

aggregate of 1,351,689 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $83.3 million, after deducting commissions and offering expenses payable by the Company. During the year ended December 31, 2024, the Company issued and sold an aggregate of 16,487 shares under the amended March 2024 Sales Agreement for aggregate net proceeds of $1.0 million, after deducting commissions and offering expenses payable by the Company. The amended 2024 Sales Agreement was terminated in September 2025.
In September 2025, the Company entered into a Sales Agreement, or the 2025 Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, to provide for the offering, issuance and sale of up to an aggregate of $250.0 million of common stock from time to time in at-the-market offerings. During the year ended December 31, 2025, the Company issued and sold an aggregate of 403,947 shares under the 2025 Sales Agreement for aggregate net proceeds of $40.5 million, after deducting commissions and offering expenses payable by the Company.
As of December 31, 2025 and 2024, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, pursuant to the Amended and Restated Certificate of Incorporation effective upon the completion of the IPO. Holders of such shares of common stock have the exclusive right to vote for the election of the Company's directors and are entitled to one vote per share. In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to a pro rata distribution of the Company's net assets. Dividends may be declared and paid to such holders only when, as, and if declared by the Board or an authorized committee thereof.
As of December 31, 2025, the Company did not hold any treasury shares.
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
During the year ended December 31, 2024, all pre-funded warrants associated with the June 2023 Public Offering were exercised via a cashless exercise, resulting in 469,981 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of December 31, 2025, there were no pre-funded warrants associated with this offering outstanding.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
During the year ended December 31, 2025, 200,355 pre-funded warrants were exercised via cashless exercise, resulting in 200,349 shares of common stock issued. No cash proceeds associated with the exercise were received by the Company. As of December 31, 2025, a total of 704,225 pre-funded warrants associated with this offering remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of December 31, 2025, none of the pre-funded warrants had been exercised and all remained outstanding.
October 2025 Public Offering
On October 20, 2025, the Company completed a public offering of: (i) an aggregate of 3,527,072 shares of its common stock at a public offering price of $157.00 per share, including the underwriters' full exercise of their option to purchase 501,592 additional shares of common stock, and (ii) pre-funded warrants to purchase 318,470 shares of common stock at a public offering price of $156.9999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were approximately $567.1 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

shares issuable under the warrants immediately prior to such transaction. As of December 31, 2025, none of the pre-funded warrants had been exercised and all remained outstanding.
The Company determined that the pre-funded warrants related to the January 2024, April 2024, and October 2025 public offerings are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815 because they do not meet the criteria regarding no or little initial net investment. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity.
Shares Reserved for Future Issuance
The Company had reserved the following shares of common stock for future issuance:

	December 31,
	2025	2024
Shares reserved for exercise of outstanding stock options	1,876,778	1,809,343
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	704,225	904,580
Shares reserved for exercise of pre-funded warrants related to the April 2024 Financing	221,238	221,238
Shares reserved for exercise of pre-funded warrants related to the October 2025 Financing	318,470	—
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	473,358	91,343
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	281,180	109,648
Shares reserved for future awards under the 2024 Inducement Plan	945,280	112,774
Shares reserved for vesting of restricted stock units	501,853	224,473
Total shares of authorized common stock reserved for future issuance	5,322,382	3,473,399
Preferred Stock
As of December 31, 2025 and 2024, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series, and is authorized to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's shareholders. As of December 31, 2025 and 2024, the Company had no shares of undesignated preferred stock issued or outstanding.
10. Stock-Based Compensation
Equity Incentive Plans
In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. In January 2025, the number of shares of common stock authorized for issuance under the Inducement plan was increased by 870,000 shares. The total number of shares of common stock authorized for issuance under the Inducement Plan as of December 31, 2025 and 2024 was 1,000,000 and 130,000 shares, respectively.

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The total number of shares of common stock authorized for issuance under the 2020 Plan as of December 31, 2025 and December 31, 2024 was 2,941,950 shares and 1,970,833 shares, respectively. The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of December 31, 2025 and 2024 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
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
The total shares authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP") as of December 31, 2025 and 2024 was 369,368 shares and 175,145 shares, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company issued 22,691, 31,381, and 24,690 shares, respectively, under the 2020 ESPP.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	224,473	$71.71
Issued	414,151	67.60
Vested	(86,005)	105.57
Forfeited	(50,766)	55.89
Unvested as of December 31, 2025	501,853	$64.12
As of December 31, 2025, total unrecognized compensation cost related to unvested restricted stock units was $23.7 million, which is expected to be recognized over a weighted-average period of 2.97 years.
The total fair value of restricted stock units that vested during the years ended December 31, 2025 and 2024 was $8.7 million and $1.0 million, respectively.
Stock Options
The following table summarizes the Company’s stock option activity:

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2024	1,809,343	$90.84	8.47	$39,989
Granted	324,670	60.03
Exercised	(220,261)	57.01		$27,608
Cancelled or Forfeited	(36,974)	74.65
Outstanding as of December 31, 2025	1,876,778	$89.80	7.72	$409,936
Exercisable as of December 31, 2025	1,101,369	$112.82	7.11	$225,671
Vested and expected to vest as of December 31, 2025	1,876,778	$89.80	7.72	$409,936
The aggregate intrinsic value of stock options exercised for the years ended December 31, 2025 and 2024 was $27.6 million and $1.2 million, respectively. The aggregate intrinsic value of stock options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at December 31, 2025. The aggregate intrinsic value of stock options exercised is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock on the date of exercise for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the exercise date.
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees, members of the Board, and non-employees on the date of grant were as follows for the for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.45%	4.01%	3.60%
Expected term (in years)	6.00	6.03	6.00
Expected volatility	93.08%	96.60%	88.40%
Expected dividend yield	—%	—%	—%
Weighted average grant-date fair value per share	$46.74	$41.25	$29.73
As of December 31, 2025, total unrecognized compensation cost related to unvested stock options was $30.8 million, which is expected to be recognized over a weighted-average period of 2.10 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$15,286	$15,620	$8,055
General and administrative	18,655	25,740	16,802
Total stock-based compensation expense	$33,941	$41,360	$24,857

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Significant Agreements
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
Ionis Collaboration Agreement
Under the Ionis Collaboration Agreement, both parties participated in research activities related to the downregulation of SCN2A gene products associated with the treatment of any and all forms of epilepsy and/or neurodevelopmental disorders in each case caused by any mutation of the SCN2A gene, other than one severe type of epilepsy. Ionis was also responsible for identifying a development candidate and conducting an IND-enabling toxicology study. The Company reimbursed Ionis for out-of-pocket costs incurred related to the research activities, identification of a development candidate and conducting an IND-enabling toxicology study. The reimbursement of out-of-pocket costs was recognized as research and development expense as incurred. No expenses were incurred during the year ended December 31, 2025. Expense for the years ended December 31, 2024 and 2023 was immaterial.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
12. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Outstanding stock options	1,876,778	1,809,343	666,163
Unvested restricted stock units	501,853	224,473	47,145
Potential shares issuable under the ESPP	4,955	7,315	24,972
	2,383,586	2,041,131	738,280
Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the January 2024, April 2024, and October 2025 underwritten public offerings are included in the calculation of weighted average number of common shares outstanding for the years ended December 31, 2025 and 2024. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of net loss per share from the date of issuance.
13. Income Taxes
The Company maintains a full valuation allowance on its U.S. net deferred tax assets due to the uncertainty of future taxable income. The Company did not recognize any income tax benefit in the years ended December 31, 2025, 2024, and 2023 related to its U.S. operations due to the uncertainty regarding future taxable income. In the years ended December 31, 2025, 2024, and 2023, the difference between the statutory tax rate in the U.S. and the Company’s effective tax rate was due primarily to the valuation allowance recorded to offset any potential tax benefit.
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(302,839)	$(182,743)	$(123,013)
Foreign	42	—	—
Income before income taxes	$(302,797)	$(182,743)	$(123,013)
The components of provision for income taxes for all periods presented were as follows:

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31,
	2025	2024	2023
Current:
State	$471	$76	$45
Total provision	$471	$76	$45
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
Federal statutory income tax rate	(63,587)	21.0%
State and local income tax, net of federal income tax effect (1)	417	(0.1)%
Foreign tax effects
Other foreign jurisdictions	(9)	—%
Non-taxable or non-deductible items	7	—%
Stock-based compensation	(3,337)	1.1%
Limitation on executive compensation	5,508	(1.8)%
Tax credits	(12,853)	4.2%
Change in valuation allowance	74,260	(24.5)%
Other items	65	—%
Effective income tax rate	$471	(0.2)%
(1) The state that makes up the majority of the effect of the state and local income tax line item is Massachusetts.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$170,157	$90,108
Capitalized research expenditures	59,250	65,836
Tax credits	44,210	30,582
Amortization	19,035	20,600
Stock-based compensation	9,508	8,784
Accrued expenses	4,441	2,333
Leases	28	344
Total gross deferred tax assets	306,629	218,587
Less: Valuation allowance	(306,606)	(218,303)
Net deferred tax assets	$23	$284
Deferred tax liabilities:
Operating lease right-of-use asset	(23)	(284)
Total gross deferred tax liabilities	(23)	(284)
Net deferred tax assets	$—	$—
As of December 31, 2025 and 2024, the Company had U.S. federal net operating loss carryforwards which may be able to offset future income tax liabilities of approximately $657.2 million and $342.4 million, respectively. Federal net operating loss carryforwards of $7.7 million will expire at various dates from 2035 through 2037 and approximately $649.5 million may be carried forward indefinitely. As of December 31, 2025 and 2024, the Company also had state net operating loss carryforwards of approximately $515.6 million and $289.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates from 2031 through 2045.
As of December 31, 2025 and 2024, the Company had federal research and development tax credit and orphan drug tax credit carryforwards of approximately $40.2 million and $27.3 million, respectively, available to reduce future tax liabilities which expire at various dates from 2039 through 2045. As of December 31, 2025 and 2024, the Company had state research and development tax credit carryforwards of approximately $5.1 million and $4.1 million, respectively, available to reduce future tax liabilities which expire at various dates from 2032 through 2040. The Company has generated research and orphan drug tax credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if a deferred tax asset adjustment is required, this adjustment would be offset by the valuation allowance.
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

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2025 and 2024 because management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception. As a result, a valuation allowance of $306.6 million and $218.3 million has been established at December 31, 2025 and 2024, respectively. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $88.3 million and $37.8 million during the years ended December 31, 2025 and 2024, respectively, due primarily to the generation of net operating losses.
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2025 and 2024. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023. The statute of limitations for federal and the majority of state tax authorities is open for tax years ended December 31, 2022 through December 31, 2025. The statute of limitation for the remaining state tax authorities is open for tax years ended December 31, 2021 through December 31, 2025. Since the Company is in a net loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
The amounts of cash income taxes paid by the Company were as follows:

Year Ended December 31,
2025
State	$224
Total	$224
14. Related Party Transactions
One of the founders of RogCon is the Company's General Counsel. During the years ended December 31, 2025, 2024, and 2023, the Company reimbursed RogCon for its out-of-pocket costs incurred for activities performed under the License Agreement (Note 11). Expenses incurred during all periods presented were not material.
15. Employee Benefit Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for eligible employees. The plan covers substantially all employees who meet a minimum age requirement and allows participants to defer a portion of their annual compensation. Under the plan, the Company is not obligated to match any participant contributions. The Company made contributions of $1.6 million, $1.2 million, and $1.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.
16. Segment Information
The Company has one operating segment. The Company's operating segment discovers and develops therapies for CNS disorders. The Company's chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and

PRAXIS PRECISION MEDICINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table presents selected financial information about the Company's single operating segment for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	December 31,
	2025	2024	2023
Collaboration revenue	$—	$8,553	$2,447
Program-specific expenses:
Ulixacaltamide(a)	63,207	69,172	19,464
Vormatrigine	74,059	18,360	6,275
Relutrigine	45,951	6,273	3,996
Elsunersen	6,833	2,135	14,595
Other early stage assets	8,019	4,634	7,055
Personnel-related expenses	64,719	42,853	33,160
Stock-based compensation expense	33,941	41,361	24,857
Depreciation expense	140	358	432
Other segment expenses(b)	29,329	23,572	18,986
Other income, net	22,930	17,346	3,096
Consolidated net loss	$(303,268)	$(182,819)	$(123,277)
(a) Includes non-cash research and development of $2.5 million in the year ended December 31, 2024 associated with the Company's collaboration with Tenacia.
(b) Other segment expenses includes research and development and general and administrative costs not attributable to a specific program.
17. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has concluded that no subsequent events have occurred that require disclosure other than those noted below.
January 2026 Public Offering
On January 7, 2026, the Company completed a public offering of 2,543,800 shares of its common stock at a public offering price of $260.00 per share, including the underwriters' full exercise of their option to purchase 331,800 additional shares of common stock. Total net proceeds generated from the offering were approximately $621.2 million, after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Praxis Precision Medicines, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Praxis Precision Medicines, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Praxis Precision Medicines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
February 19, 2026
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age, and position of each of our current executive officers and directors as of February 19, 2026:

Name	Age	Position
Executive Officers:
Marcio Souza	46	President, Chief Executive Officer, Director
Timothy Kelly	53	Chief Financial Officer
Alex Nemiroff, J.D.	47	General Counsel, Corporate Secretary
Megan Sniecinski	45	Chief Operating Officer
Non-Employee Directors:
Dean Mitchell(2)(4)	70	Chairman, Director
Stuart Arbuckle(2)(4)	60	Director
Jeffrey Chodakewitz, M.D.(3)(4)	70	Director
Merit Cudkowicz, M.D.(1)(4)	62	Director
Jill DeSimone(1)(2)(3)	70	Director
Jeffrey Kindler(1)(3)	70	Director
Gregory Norden(1)(2)	68	Director
William Young(2)(3)	81	Director
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
Megan Sniecinski has served as our Chief Operating Officer since January 2026, and previously served as our Chief Business Officer from December 2021 through December 2025. Prior to joining Praxis, she served as Chief Business Officer at BioCryst Pharmaceuticals from July 2019 to August 2021, overseeing corporate development, global medical affairs, program management and global supply chain. From 2017 to 2019, she was senior vice president of business operations and program management at PTC Therapeutics, or PTC, where she established, led and grew the program management function and led business development during the company’s transition toward becoming a fully integrated, commercial stage organization. Before joining PTC, Ms. Sniecinski spent more than a decade at Merck serving in a diverse set of operational and strategic roles supporting their manufacturing operations, commercial and G&A divisions, with increasing responsibility, culminating as director of business development and strategic partnerships at Merck Vaccines. Ms. Sniecinski received a B.S. in chemical engineering from the University of Virginia and an M.B.A. from the Wharton School of the University of Pennsylvania.
Non-Employee Directors
Dean Mitchell has served as chairman of our Board of Directors since September 2020. He served as executive chairman of the board of directors of Covis Pharma Holdings S.à.r.l., a specialty pharmaceutical company, from August 2013 until its sale in March 2020 and was chairman of PaxVax Corporation, a biotechnology company, from January 2016 until its sale in October 2018. Mr. Mitchell served as President and Chief Executive Officer of Lux Biosciences, Inc., a biotechnology company focusing on the treatment of ophthalmic diseases, from July 2010 to August 2013. Prior to Lux Biosciences, he served as President and Chief Executive Officer of both Alpharma, Inc., a publicly traded specialty pharmaceutical company, from 2006 until its acquisition by King Pharmaceuticals, Inc. in 2008, and Guilford Pharmaceuticals, Inc., a publicly traded pharmaceutical company focused in oncology and acute care, from 2004 until its acquisition by MGI Pharma Inc. in 2005. From 2001 to 2004, he served in various senior executive capacities in the worldwide medicines group of Bristol-Myers Squibb Company. Prior to Bristol-Myers Squibb Company, he spent 14 years at GlaxoSmithKline plc, in assignments of increasing responsibility spanning sales, marketing, general management, commercial strategy and clinical development and product strategy. Mr. Mitchell currently serves on the board of directors of Theravance Biopharma, Inc. (NASDAQ: TBPH). He also serves as chairman of the board of directors of Recode Therapeutics, a private company. Mr. Mitchell previously served on the boards of directors of ImmunoGen Inc., Kinnate Biopharma Inc. and Precigen, Inc. Mr. Mitchell holds an M.B.A. from City University London and a B.Sc. in Biology from Coventry University. We believe Mr. Mitchell is qualified to serve on our Board of Directors because of his management experience in the pharmaceutical and biotherapeutics industries and his experience as a president, chief executive officer and board member of multiple biotechnology companies.
Stuart Arbuckle, has served as a member of our board of directors since January 2026. Mr. Arbuckle previously served as the Executive Vice President and Chief Operating Officer of Vertex Pharmaceuticals Incorporated, or Vertex, from August 2021 to July 2025, where he was responsible for the company’s Global Commercial team, Portfolio and Program Management, Human Resources and Corporate Communications. Prior to that role, he served as Executive Vice President and Chief Commercial Officer at Vertex from September 2012 to March 2021. Prior to joining Vertex, Mr. Arbuckle held several commercial leadership positions at Amgen Inc., including leading sales and marketing efforts for Amgen Inc.’s portfolio of cancer medicines and as Vice President and Regional General Manager at Amgen Inc., where he led efforts to expand the company’s presence in Asia, the Middle East, and Africa. Prior to these roles, Mr. Arbuckle spent 15 years at GlaxoSmithKline plc, where he held sales and marketing roles for medicines aimed at treating metabolic, respiratory, musculoskeletal, cardiovascular and other diseases. Mr. Arbuckle currently serves on the boards of directors of Rhythm Pharmaceuticals, Inc. (NASDAQ: RYTM) and Alnylam Pharmaceuticals, Inc. (NASDAQ: ALNY). Mr. Arbuckle previously served as member of the board of directors of ImmunoGen, Inc. Mr. Arbuckle holds a BSc in Pharmacology and Physiology from the University of Leeds in the United Kingdom. We believe Mr. Arbuckle is qualified to serve on our Board of Directors because of his significant leadership experience in the biopharmaceutical industry, including executive roles that drove commercial growth.
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
Merit Cudkowicz, M.D., has served as a member of our Board of Directors since April 2021. Dr. Cudkowicz has served as the inaugural Executive Director of the Massachusetts General Brigham Neuroscience Institute since February 2025. She previously served as the Chair of Neurology at Massachusetts General Hospital from 2012 to January 2025. Dr. Cudkowicz is the Director of the Sean M. Healey & AMG Center for ALS and Director and the Julieanne Dorn Professor of Neurology at Harvard Medical School. A member of the National Academy of Medicine, she has led innovations to accelerate the development of treatments for people with neurological disorders such as ALS, including the first platform trial in ALS, and serving in a senior role in the research and development of the first antisense oligonucleotide treatment for a neurological disorder. Dr. Cudkowicz is also the principal investigator of the Clinical Coordination Center for the National Institute of Neurological Disorders and Stroke’s Neurology Network of Excellence in Clinical Trials, or NeuroNEX. Dr. Cudkowicz received a B.S. in Chemical Engineering from Massachusetts Institute of Technology, an M.D. from Harvard Medical School and a MSc. in Clinical Epidemiology from Harvard School of Public Health. We believe Dr. Cudkowicz is qualified to serve on our Board of Directors because of her extensive medical background and experience.
Jill DeSimone has served as a member of our Board of Directors since May 2022. Ms. DeSimone served as President of U.S. Oncology at Merck & Co., Inc., or Merck, from 2014 to May 2022. During her time at Merck, Ms. DeSimone also temporarily served as Interim President of U.S. Pharma to help navigate the business through the COVID-19 pandemic. Prior to joining Merck, she served as Senior Vice President of Global Women’s Health at Teva Pharmaceutical Industries Ltd, or Teva, from 2012 to 2014. Prior to her time at Teva, Ms. DeSimone served in several roles of increasing responsibility at Bristol Myers-Squibb from 1980 to 2012, including Senior Vice President of Oncology and Senior Vice President of Commercial Operations. Ms. DeSimone currently serves on the board of directors of Indegene Limited, a digital-first life sciences commercialization company publicly listed in India. Ms. DeSimone previously served on the boards of directors of Kinnate Biopharma, Inc. (acquired by XOMA Corporation in 2024), Oncternal Therapeutics, Inc. (ceased operations following asset sale in 2025), iTeos Therapeutics, Inc. (acquired by Concentra Biosciences in 2025) and Affini-T Therapeutics, Inc. (ceased operations in 2025). Ms. DeSimone also serves as a board member for the Florida Cancer Specialists Foundation and Swim Across America, nonprofit organizations focused on cancer patient support and research. Ms. DeSimone received a B.S. in pharmacy from Northeastern University and completed a fellowship with the Wharton School of the University of Pennsylvania. We believe Ms. DeSimone is qualified to serve on our Board of Directors because of her leadership and extensive business experience in the pharmaceutical industry.
Jeffrey Kindler, J.D., has served as a member of our board of directors since January 2026. Mr. Kindler has served as Chief Executive Officer of Centrexion Therapeutics Corp., a private biopharmaceutical company, since October 2013, and as Founding Partner and Co-Chair of the Pioneer Collective, a leadership accelerator for healthcare C-suite executives, since January 2024. He previously served as Senior Advisor to Blackstone Group, an investment firm, from June 2020 to September 2025, and as Venture Partner at Artis Ventures, a venture investment firm from January 2020 to February 2024. Mr. Kindler previously served as Chairman and Chief Executive Officer of Pfizer Inc. from 2006 to 2010. He joined Pfizer in 2002 as Executive Vice President and General Counsel and, prior to his appointment as Chief Executive Officer, served as a Vice Chairman responsible for Pfizer’s corporate affairs. Prior to Pfizer, Mr. Kindler served as Executive Vice President and General Counsel at McDonald’s Corporation, President at Partner Brands and Vice President of Litigation and Legal Policy at the General Electric Company. Mr. Kindler is a member of the boards of directors of Perrigo Company plc (NYSE: PRGO), Precigen, Inc. (NASDAQ: PGEN), Terns Pharmaceuticals, Inc. (NASDAQ: TERN) and Lupin Limited, a transnational pharmaceutical company. Mr. Kindler previously served on the boards of directors of vTv Therapeutics Inc., PPD, Inc., and SIGA Technologies, Inc. Mr. Kindler received his undergraduate degree from Tufts University and J.D. from Harvard Law School. We believe Mr. Kindler is qualified to serve on our board of directors because of his extensive leadership experience as both an executive and director within the biopharmaceutical industry.

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
William Young has served as a member of our Board of Directors since December 2016. Mr. Young is an Executive Advisor with Blackstone Life Sciences, which he joined in November 2018. Prior to its acquisition by Blackstone, Mr. Young joined Clarus Ventures LLC in March 2010 and held various roles, including Venture Partner, Senior Advisor and portfolio company board member. Prior to joining Clarus, Mr. Young was chairman of the board of directors and Chief Executive Officer of Monogram Biosciences Inc. from 2000 until its acquisition by Laboratory Corporation of America Holdings in 2009. Previously, Mr. Young spent 20 years at Genentech, Inc. in roles of increasing responsibility, culminating as Chief Operating Officer from 1997 to 1999. Mr. Young currently serves as a member of the board of directors of Autolus Therapeutics plc (NASDAQ: AUTL). Mr. Young previously served as the chairman of the board of directors of Annexon, Inc., and as a member of the boards of directors of Vertex Pharmaceuticals Inc., BioMarin Pharmaceutical Inc., Theravance BioPharma, Inc. and NanoString Technologies, Inc. Mr. Young founded the Young Institute for advanced manufacturing of pharmaceuticals at Purdue University and chairs its advisory counsel. Mr. Young was elected to the National Academy of Engineering in 1993 for his contributions to biotechnology. Mr. Young received a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Indiana University in Marketing and Finance and holds an honorary doctorate in Engineering from Purdue University. We believe Mr. Young is qualified to serve on our Board of Directors because of his scientific background, business experience and his service on the board of directors of other life sciences companies.
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
The remainder of the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2017 Stock Incentive Plan, or the 2017 Plan, our 2020 Stock Option and Incentive Plan, or the 2020 Plan, our 2020 Employee Stock Purchase Plan, or the ESPP, and our 2024 Inducement Plan, or Inducement Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1):	2,326,556(2)	$89.95(3)	754,538(4)
Equity compensation plans not approved by security holders(5):	52,075(6)	$61.79(7)	945,280(8)
Total	2,378,631	$89.80	1,699,818
_____________________
(1)The 2020 Plan provides for an annual increase in the number of securities available for future issuance on each January 1 by an amount equal to 5% of the number of shares of common stock outstanding as of the immediately preceding December 31 or such lesser number of shares as determined by the administrator of such plan. The ESPP provides for an annual increase in the number of securities available for future issuance on each January 1 by an amount equal to the lesser of (i) 1% of the number of shares of common stock outstanding as of the immediately preceding December 31, (ii) 327,102 shares of common stock, or (iii) such number of shares of common stock as determined by the administrator of such plan.
(2)Includes 174,314 shares of common stock issuable upon the exercise of outstanding options under the 2017 Plan, 1,692,376 shares of common stock issuable upon the exercise of outstanding options under the 2020 Plan and 459,866 shares subject to restricted stock units outstanding under the 2020 Plan that will entitle the holder to one share of common stock for each unit that vests.
(3)The calculation does not take into account the 459,866 shares of common stock subject to outstanding restricted stock units under the 2020 Plan. Such shares will be issued at the time the restricted stock unit vests, without any cash consideration payable for those shares.
(4)As of December 31, 2025, there were no shares available for grant under the 2017 Plan, 473,358 shares available for grants under the 2020 Stock Option and Incentive Plan and 281,180 shares available for grants under the ESPP (of which 4,955 shares were subject to outstanding purchase rights).
(5)The Inducement Plan was adopted in January 2024. Awards issued under the Inducement Plan may only be made to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. The material terms of the Inducement Plan are described in Note 10 to the consolidated financial statements included herein.
(6)Includes 10,088 shares of common stock issuable upon the exercise of outstanding options under the Inducement Plan and 41,987 shares subject to restricted stock units outstanding under the Inducement Plan that will entitle the holder to one share of common stock for each unit that vests.
(7)The calculation does not take into account the 41,987 shares of common stock subject to outstanding restricted stock units under the Inducement Plan. Such shares will be issued at the time the restricted stock unit vests, without any cash consideration payable for those shares.
(8)As of December 31, 2024, there were 945,280 shares available for grant under the Inducement Plan.
The remainder of the information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 102 of this Annual Report on Form 10-K, incorporated into this Item by reference.
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

4.3	Description of Securities of Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2022)
4.4	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on January 12, 2024)
4.5	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on March 29, 2024)
4.6	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 20, 2025)
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

10.11#*	Form of Performance-Based Restricted Stock Unit Award Agreement for employees under the 2020 Stock Option and Incentive Plan, as amended and restated
10.12#
Praxis Precision Medicines, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A (File No. 333-249074) filed on October 9, 2020)

10.13#
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

10.16#
Amended and Restated Employment Agreement, dated October 20, 2020, by and between Praxis Precision Medicines, Inc. and Alex Nemiroff (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on March 5, 2024)

10.17#*	Amended and Restated Employment Agreement, dated November 29, 2021, by and between Praxis Precision Medicines, Inc. and Megan Sniecinski
10.18#
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

10.20#
Employment Agreement Amendment Letter, dated October 11, 2024, by and between Alex Nemiroff and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-39620) filed on October 15, 2024)

10.21#*	Employment Agreement Amendment Letter, dated October 11, 2024, by and between Megan Sniecinski and Praxis Precision Medicines, Inc.
10.22#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A (File No. 001-39620) filed on February 10, 2026)
10.23†
Cooperation and License Agreement, dated September 11, 2019, by and between RogCon Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.24†
Research Collaboration, Option and License Agreement, dated September 11, 2019, by and between Ionis Pharmaceuticals, Inc. and Praxis Precision Medicines, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-249074) filed on September 25, 2020)

10.25*
Sublease, dated May 27, 2021, by and between CBRE, Inc. and Praxis Precision Medicines, Inc., as amended on September 23, 2025 and further supplemented by a license agreement by and between 99 High Street Owner LLC and Praxis Precision Medicines, Inc. dated September 25, 2025

19	Praxis Precision Medicines, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant's Annual Report on Form 10-K (File No. 001-39620) filed on February 28, 2025)
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

PRAXIS PRECISION MEDICINES, INC.

Date: February 19, 2026	By:	/s/ Marcio Souza
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

Name	Title	Date

/s/ Marcio Souza	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Marcio Souza

/s/ Timothy Kelly	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Timothy Kelly

/s/ Lauren Mastrocola	Principal Accounting Officer	February 19, 2026
Lauren Mastrocola

/s/ Dean Mitchell	Chairman of the Board	February 19, 2026
Dean Mitchell

/s/ Stuart Arbuckle	Director	February 19, 2026
Stuart Arbuckle

/s/ Jeffrey Chodakewitz	Director	February 19, 2026
Jeffrey Chodakewitz, M.D.

/s/ Merit Cudkowicz	Director	February 19, 2026
Merit Cudkowicz, M.D.

/s/ Jill DeSimone	Director	February 19, 2026
Jill DeSimone

/s/ Jeffrey Kindler	Director	February 19, 2026
Jeffrey Kindler

/s/ Gregory Norden	Director	February 19, 2026
Gregory Norden

/s/ William Young	Director	February 19, 2026
William Young