Form 10-Q
period 2026-06-30
Praxis Precision Medicines, Inc.
filed 2026-08-06
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 31, 2026, the registrant had 27,919,988 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$474,761	$357,329
Marketable securities	283,790	242,002
Prepaid expenses and other current assets	13,352	11,580
Total current assets	771,903	610,911
Long-term marketable securities	615,290	326,757
Property and equipment, net	492	147
Operating lease right-of-use assets	1,001	92
Internal-use software	773	—
Other assets	643	—
Total assets	$1,390,102	$937,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,386	$24,628
Accrued expenses	24,585	35,033
Operating lease liabilities	1,087	110
Total current liabilities	49,058	59,771
Total liabilities	49,058	59,771
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	$—	$—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 27,916,593 shares issued and outstanding as of June 30, 2026, and 25,195,092 shares issued and outstanding as of December 31, 2025	15	15
Additional paid-in capital	2,659,990	2,017,566
Accumulated deficit	(1,316,289)	(1,140,008)
Accumulated other comprehensive (loss) gain	(2,672)	563
Total stockholders’ equity	1,341,044	878,136
Total liabilities and stockholders’ equity	$1,390,102	$937,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$69,416	$63,006	$147,403	$123,812
General and administrative	27,488	13,061	55,361	26,983
Total operating expenses	96,904	76,067	202,764	150,795
Loss from operations	(96,904)	(76,067)	(202,764)	(150,795)
Other income:
Other income, net	13,184	4,940	26,483	10,372
Total other income	13,184	4,940	26,483	10,372
Net loss	$(83,720)	$(71,127)	$(176,281)	$(140,423)
Net loss per share attributable to common stockholders, basic and diluted	$(2.87)	$(3.31)	$(6.08)	$(6.60)
Weighted average common shares outstanding, basic and diluted	29,131,375	21,474,827	29,008,351	21,266,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(83,720)	$(71,127)	$(176,281)	$(140,423)
Change in unrealized loss on marketable securities, net of tax	(1,078)	(264)	(3,235)	(259)
Comprehensive loss	$(84,798)	$(71,391)	$(179,516)	$(140,682)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	25,195,092	$15	$2,017,566	$(1,140,008)	$563	$878,136
Stock-based compensation expense	—	—	17,112	—	—	17,112
Issuance of common stock from follow-on public offering, net of underwriting discounts, commissions and offering costs of $40,153	2,543,800	—	621,235	—	—	621,235
Vesting of restricted stock units	134,225	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(45,548)	—	(12,923)	—	—	(12,923)
Issuance of common stock upon exercise of stock options	31,945	—	1,119	—	—	1,119
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(2,157)	(2,157)
Net loss	—	—	—	(92,561)	—	(92,561)
Balance at March 31, 2026	27,859,514	$15	$2,644,109	$(1,232,569)	$(1,594)	$1,409,961
Stock-based compensation expense	—	—	11,309	—	—	11,309
Issuance of common stock under employee stock purchase plan	4,817	—	809	—	—	809
Vesting of restricted stock units	4,400	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,098)	—	(310)	—	—	(310)
Issuance of common stock upon exercise of stock options	48,960	—	4,073	—	—	4,073
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(1,078)	(1,078)
Net loss	—	—	—	(83,720)	—	(83,720)
Balance at June 30, 2026	27,916,593	$15	$2,659,990	$(1,316,289)	$(2,672)	$1,341,044

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	19,422,358	$14	$1,281,522	$(836,740)	$654	$445,450
Stock-based compensation expense	—	—	8,786	—	—	8,786
Issuance of common stock from at-the-market public offerings, net of commission costs of $1,120	694,212	—	54,904	—	—	54,904
Issuance of common stock from exercise of pre-funded warrants	173,840	—	—	—	—	—
Vesting of restricted stock units	55,850	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(18,765)	—	(1,195)	—	—	(1,195)
Issuance of common stock upon exercise of stock options	14,422	—	560	—	—	560
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	5	5
Net loss	—	—	—	(69,296)	—	(69,296)
Balance at March 31, 2025	20,341,917	$14	$1,344,577	$(906,036)	$659	$439,214
Balance at Stock-based compensation expense	—	—	7,770	—	—	7,770
Issuance of common stock from at-the-market offerings, net of commission costs of $579	657,477	—	28,360	—	—	28,360
Balance at Issuance of common stock from exercise of pre-funded warrants	26,509	—	—	—	—	—
Balance at Issuance of common stock under employee stock purchase plan	9,319	—	294	—	—	294
Balance at Vesting of restricted stock units	5,860	—	—	—	—	—
Balance at Shares withheld for taxes for vesting of restricted stock units	(608)	—	(23)	—	—	(23)
Balance at Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(264)	(264)
Balance at Net loss	—	—	—	(71,127)	—	(71,127)
Balance at June 30, 2025	21,040,474	$14	$1,380,978	$(977,163)	$395	$404,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(176,281)	$(140,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	72	93
Stock-based compensation expense	28,421	16,556
Non-cash operating lease expense	516	506
Amortization of premiums and discounts on marketable securities, net	(1,344)	(2,216)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,188)	6,917
Accounts payable	(1,352)	16,304
Accrued expenses	(10,446)	(4,806)
Operating lease liabilities	(449)	(614)
Other	(643)	(3)
Net cash used in operating activities	(163,694)	(107,686)
Cash flows from investing activities:
Capitalized internal-use software costs	(773)	—
Purchases of property and equipment	(307)	(56)
Purchases of marketable securities	(564,050)	(158,404)
Maturities of marketable securities	231,837	125,290
Net cash used in investing activities	(333,293)	(33,170)
Cash flows from financing activities:
Issuance of common stock from follow-on public offering, net of underwriting discounts, commissions and offering costs	621,235	—
Proceeds from at-the-market offerings, net of issuance and commission costs	—	83,263
Payments of tax withholdings related to vesting of restricted stock units	(13,233)	(1,218)
Proceeds from exercise of stock options and employee stock purchase plan purchases	6,001	854
Net cash provided by financing activities	614,003	82,899
Increase (decrease) in cash, cash equivalents and restricted cash	117,016	(57,957)
Cash, cash equivalents and restricted cash, beginning of period	357,745	215,788
Cash, cash equivalents and restricted cash, end of period	$474,761	$157,831
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	474,761	157,415
Restricted cash	—	416
Total cash, cash equivalents and restricted cash	$474,761	$157,831
Supplemental disclosures of non-cash activities:
Purchase of property and equipment included in accrued expenses and accounts payable	$110	$64
Right-of-use assets obtained in exchange for lease obligations	$1,425	$—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
Praxis Precision Medicines, Inc. (“Praxis” or the “Company”) is a fully integrated, leading central nervous system ("CNS") precision neuroscience biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for CNS disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. The Company is applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using its understanding of shared biological targets and circuits in the brain. Each platform has multiple programs currently, with significant potential for additional program and indication expansion:
•Cerebrum™, the Company's small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, the Company's antisense oligonucleotide ("ASO"), platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
The Company's platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, the Company has established a diversified, multimodal CNS portfolio with four late-stage product candidates across movement disorders and epilepsy.
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering, at-the-market offerings under its shelf registration statement, and follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through June 30, 2026, the Company raised $2.4 billion in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $176.3 million for the six months ended June 30, 2026. In addition, as of June 30, 2026, the Company had an accumulated deficit of $1.3 billion. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2026 of $1.4 billion will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to achieve regulatory approvals of its new drug applications, which are subject to risk and timing uncertainty, and raising additional capital to finance its operations, if needed. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. Financial statement disclosures for the three and six months ended June 30, 2026 and 2025 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ended December 31, 2026, any other interim periods, or any future year or period.
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
Internal-Use Software & Cloud Computing Arrangements
The Company capitalizes certain costs incurred in developing or obtaining internal-use software in accordance with ASC 350-40, Internal-Use Software, including costs related to cloud computing arrangements hosted by a third-party vendor and accounted for as service contracts. The Company capitalizes costs incurred to develop or obtain internal-use software once management has authorized and committed to funding the project, and it is probable the project will be completed, and the software will be used to perform the function intended. Capitalizable costs include external direct costs of materials and services used in developing and implementing the software, payroll and payroll-related costs for employees directly associated with the project. Costs associated with training, data conversion, and post-implementation activities are expensed as incurred.
As of June 30, 2026, the Company had capitalized internal-use software costs of $0.8 million, which are included in internal-use software on the consolidated balance sheets. Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of the software, typically two to five years. Amortization expense related to these costs will be presented within depreciation expense which is presented within operating expenses within the consolidated statement of operations. No amortization expense has been recorded as of June 30, 2026.
As of June 30, 2026, the Company had capitalized cloud computing implementation costs of $0.9 million, of which $0.3 million is classified as current and included in prepaid expenses and other current assets, and $0.6 million is classified as noncurrent and included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the associated hosting arrangement, including reasonably certain renewal periods, beginning when the module or component of the hosting arrangement is ready for its intended use, typically two to five years. Amortization expense related to these costs will be presented in the same line item in the consolidated statement of operations as the fees associated with the hosting arrangement. No amortization expense has been recorded as of June 30, 2026. Cash flows associated with these implementation costs are classified within operating activities in the consolidated statements of cash flows, consistent with the classification of the related hosting fees.
The Company evaluates capitalized costs for impairment consistent with its policy for long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not record any impairment during the three and six months ended June 30, 2026.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40 to modernize the guidance for internal-use software and better reflect current software development practices. ASU 2025-06 is effective for fiscal periods beginning after December 15, 2027 and interim periods within those fiscal years. The amendments in this update can be applied using a prospective, retrospective, or modified transition approach. The Company early adopted the standard on January 1, 2026 using a prospective transition approach. The adoption of this standard did not have a material impact on the Company's financial statements. Refer to Note 2 for accounting treatment and impact on the Company's condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements.
3. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$79,243	$—	$—	$79,243
Available-for-sale securities:
Debt securities issued by U.S. government agencies	277,132	—	(656)	276,476
Corporate debt securities	293,902	—	(678)	293,224
Asset backed securities	68,267	—	(59)	68,208
Commercial paper	14,466	—	(25)	14,441
Other debt securities	247,985	—	(1,254)	246,731
Total cash equivalents and marketable securities	$980,995	$—	$(2,672)	$978,323

	As of December 31, 2025
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$195,296	$—	$—	$195,296
Debt securities issued by U.S. government agencies	7,003	—	(1)	7,002
Available-for-sale securities:
Corporate debt securities	198,036	282	—	198,318
Debt securities issued by U.S. government agencies	183,739	258	—	183,997
Asset backed securities	61,282	70	—	61,352
Commercial paper	7,714	4	—	7,718
Other debt securities	117,424	—	(50)	117,374
Total cash equivalents and marketable securities	$770,494	$614	$(51)	$771,057
As of June 30, 2026, the Company had 180 securities with a total fair market value of $793.8 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. The Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	June 30, 2026	December 31, 2025
Within one year	$283,790	$242,002
After one year through five years	615,290	326,757
Total	$899,080	$568,759
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and six months ended June 30, 2026 and 2025.
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
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$79,243	$—	$—	$79,243

Debt securities issued by U.S. government agencies	276,476	—	—	276,476
Corporate debt securities	—	293,224	—	293,224
Asset backed securities	—	68,208	—	68,208
Commercial paper	—	14,441	—	14,441
Other debt securities	—	246,731	—	246,731
	$355,719	$622,604	$—	$978,323

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$195,296	$—	$—	$195,296

Debt securities issued by U.S. government agencies	190,999	—	—	190,999
Corporate debt securities	—	198,318	—	198,318
Asset backed securities	—	61,352	—	61,352
Commercial paper	—	7,718	—	7,718
Other debt securities	—	117,374	—	117,374
	$386,295	$384,762	$—	$771,057
5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued external research and development expenses	$18,925	$14,291
Accrued personnel-related expenses	3,708	18,713
Accrued other expenses	1,952	2,029
Total accrued expenses	$24,585	$35,033
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expired on January 31, 2026. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of December 31, 2025. During the three months ended June 30, 2026, following the expiration of a required holding period, the letter of credit was released and the associated collateral cash was reclassified from restricted cash to cash and cash equivalents. In September 2025, the Company entered into a license agreement for its existing office space which commenced on March 1, 2026 and expires on March 31, 2027, with no option to renew or terminate early. At commencement, the Company recorded an operating lease right-of-use asset and operating lease liability of $1.4 million, which are reflected within the accompanying condensed consolidated balance sheet as of June 30, 2026. This license agreement qualifies as an operating lease.
7. Collaboration and License Agreements
UCB Option and License Agreement
In December 2022, the Company entered into an Option and License Agreement (“the Collaboration Agreement”) with UCB Biopharma SRL (“UCB”) for the discovery of small molecule therapeutics as potential treatments of KCNT1-related epilepsies. Effective May 31, 2026, the Collaboration Agreement terminated and the Company regained full global development and commercialization rights to its KCNT1 program. Neither party has any further rights or obligations under the Collaboration Agreement, including with respect to option fees, milestone payments and royalties, and no termination payment was due to or from either party.
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

The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the Tenacia License Agreement, both of which were received in January 2024. During the three and six months ended June 30, 2026 and 2025, the Company had not achieved any development or sales milestones or earned any royalties under the Tenacia License Agreement.
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
As of June 30, 2026, the Company did not have any material receivables, included within other current assets and prepaid expenses on the consolidated balance sheets, and had no deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through June 30, 2026 because no qualifying costs were incurred. During three and six months ended June 30, 2026 and 2025, the Company did not recognize any revenue associated with the combined arrangement.
8. Common Stock and Preferred Stock
Common Stock
As of June 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of June 30, 2026 and December 31, 2025, the Company did not hold any treasury shares.
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
During the six months ended June 30, 2026, no pre-funded warrants were exercised. As of June 30, 2026, a total of 704,225 pre-funded warrants associated with this offering remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days' prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of June 30, 2026, none of the pre-funded warrants had been exercised and all remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of June 30, 2026, none of the pre-funded warrants had been exercised and all remained outstanding.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	June 30, 2026	December 31, 2025
Shares reserved for exercise of outstanding stock options	1,905,404	1,876,778
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	704,225	704,225
Shares reserved for exercise of pre-funded warrants related to the April 2024 Financing	221,238	221,238
Shares reserved for exercise of pre-funded warrants related to October 2025 Financing	318,470	318,470
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	1,402,688	473,358
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	528,313	281,180
Shares reserved for future awards under the 2024 Inducement Plan	936,132	945,280
Shares reserved for vesting of restricted stock units and performance stock units	654,792	501,853
Total shares of authorized common stock reserved for future issuance	6,671,262	5,322,382
Preferred Stock
As of June 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2024 Inducement Plan
In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. In January 2025, the number of shares of common stock authorized for issuance under the Inducement Plan was increased by 870,000 shares. The total number of shares of common stock authorized for issuance under the Inducement Plan as of June 30, 2026 and December 31, 2025 was 1,000,000 shares.
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of June 30, 2026 and December 31, 2025 was 4,201,704 shares and 2,941,950 shares, respectively.
2017 Stock Incentive Plan
The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of June 30, 2026 and December 31, 2025 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.

2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of June 30, 2026 and December 31, 2025 was 621,318 shares and 369,368 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	501,853	$64.12
Issued	171,675	295.02
Vested	(130,784)	70.42
Forfeited	(19,754)	118.59
Unvested as of June 30, 2026	522,990	$136.28
As of June 30, 2026, total unrecognized compensation cost related to unvested restricted stock units was $62.1 million, which is expected to be recognized over a weighted-average period of 3.16 years.
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
The following table summarizes the Company’s performance stock unit activity:

	Shares	Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Issued(a)	131,802	294.38
Vested	—	—
Forfeited	—	—
Unvested as of June 30, 2026	131,802	$294.38
(a) The number of shares issued during the period is the maximum amount of shares that could be payable under the terms of the PSU agreement.
As of June 30, 2026, total unrecognized compensation costs related to unvested PSUs that were determined to be probable of achievement was $8.2 million, which is expected to be recognized over a weighted-average period of 0.54 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2025	1,876,778	$89.80
Granted	109,647	292.60
Exercised	(74,198)	72.10		$18,225
Cancelled or Forfeited	(6,823)	81.11
Outstanding as of June 30, 2026	1,905,404	$102.19	7.38	$466,138
Exercisable as of June 30, 2026	1,285,374	$104.01	6.91	$319,584
Vested and expected to vest as of June 30, 2026	1,905,404	$102.19	7.38	$466,138
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the three and six months ended June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Risk-free interest rate	4.26%	3.87%
Expected term (in years)	6.00	6.00
Expected volatility	78.29%	80.09%
Expected dividend yield	—%	—%
Weighted average grant-date fair value per share	$187.94	$207.72
As of June 30, 2026, total unrecognized compensation cost related to unvested stock options was $42.5 million, which is expected to be recognized over a weighted-average period of 2.32 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,915	$3,230	$9,428	$7,010
General and administrative	7,394	4,540	18,993	9,546
Total stock-based compensation expense	$11,309	$7,770	$28,421	$16,556
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options	1,905,404	2,102,627	1,905,404	2,102,627
Unvested restricted stock units and performance stock units	654,792	515,596	654,792	515,596
Potential shares issuable under the 2020 ESPP	3,867	15,940	3,867	15,940
	2,564,063	2,634,163	2,564,063	2,634,163

Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the January 2024, April 2024, and October 2025 underwritten public offerings are included in the calculation of basic weighted average number of common shares outstanding for the three and six months ended June 30, 2026 and 2025. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of basic net loss per share from the date of issuance.
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
The following table presents selected financial information about the Company's single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Program-specific expenses:
Ulixacaltamide	$13,299	$18,385	$32,402	$41,898
Vormatrigine	12,878	17,957	33,372	31,690
Relutrigine	13,979	10,509	26,833	15,886
Elsunersen	8,141	1,317	11,338	2,078
Other early stage assets	5,471	1,417	8,713	2,522
Personnel-related expenses	18,943	11,913	36,673	24,943
Stock-based compensation expense	11,309	7,770	28,421	16,556
Depreciation expense	33	46	72	93
Other segment expenses(a)	12,851	6,753	24,940	15,129
Other income, net	13,184	4,940	26,483	10,372
Consolidated net loss	$(83,720)	$(71,127)	$(176,281)	$(140,423)
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
Overview
We are a fully integrated, leading central nervous system, or CNS, precision neuroscience biopharmaceutical company translating insights from genetic epilepsies into the development of therapies for CNS disorders characterized by neuronal excitation-inhibition imbalance. Normal brain function requires a delicate balance of excitation and inhibition in neuronal circuits, which, when dysregulated, can lead to abnormal function and both rare and more prevalent neurological disorders. We are applying genetic insights to the discovery and development of therapies for neurological disorders through two proprietary platforms, using our understanding of shared biological targets and circuits in the brain. Each platform currently has multiple programs, with significant potential for additional program and indication expansion:
•Cerebrum™, our small molecule platform, utilizes deep understanding of neuronal excitability and neuronal networks and applies a series of computational and experimental tools to develop orally available precision therapies
•Solidus™, our antisense oligonucleotide, or ASO, platform, is an efficient, targeted precision medicine discovery and development engine anchored on a proprietary, computational methodology
Our platforms utilize a deliberate, pragmatic and patient-guided approach, leveraging a suite of translational tools, including novel transgenic and predictive translational animal models and electrophysiology markers, to enable an efficient path to proof-of-concept in patients. Through this approach, we have established a diversified, multimodal CNS portfolio with four late-stage product candidates across movement disorders and epilepsy.
For our ulixacaltamide program within the Cerebrum™ platform, we submitted a New Drug Application, or NDA, for ulixacaltamide HCl for the treatment of essential tremor, or ET, to the FDA based on the positive results of our two studies in the Phase 3 Essential3 program in ET, and it was accepted for review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of January 29, 2027. The mid-cycle meeting was successfully completed and the FDA has identified no major safety or efficacy concerns to date. The agency confirmed that no advisory committee meeting is planned. In anticipation of potential approval, commercial preparations and pre-launch activities are ongoing. In July 2026, we entered into a research collaboration and license agreement with Remagine Labs, Inc., a developer of electronically controlled transdermal drug delivery systems, to develop an iontophoretic transdermal patch for the delivery of ulixacaltamide.
For our relutrigine program within the Cerebrum™ platform, we submitted an NDA for relutrigine for the treatment of SCN2A and SCN8A developmental and epileptic encephalopathies, or DEEs, to the FDA based on the positive results from the registrational cohort of the EMBOLD study in SCN2A-DEE and SCN8A-DEE, and it was accepted for priority review with a target PDUFA action date of September 27, 2026. In June 2026, the FDA notified us that it had extended by three months the review period for our NDA for relutrigine, setting an updated PDUFA action date of December 27, 2026. The mid-cycle meeting was successfully completed and the FDA has identified no major safety or efficacy concerns to date. The agency confirmed that no advisory committee meeting is planned. In anticipation of potential approval, commercial preparations and pre-launch activities are ongoing. The EMERALD study, which is evaluating relutrigine in patients with broad DEEs, has completed recruitment, with topline results anticipated in the fourth quarter of 2026. Assuming approval of the NDA for relutrigine, we believe the EMERALD study, if positive, could serve as the basis for a supplemental NDA, or sNDA, submission in 2027.
The FDA has completed its Bioresearch Monitoring, or BIMO, inspection as part of its ongoing review of the ulixacaltamide and relutrigine NDAs. The BIMO inspection was conducted jointly for both applications, and the scope of the inspection was comprehensive, spanning overall quality and clinical operations, data integrity, including statistical and interim analyses, and safety, amongst other standard areas in the BIMO program. The inspection was completed successfully, and no form 483 was issued.
For our vormatrigine program within the Cerebrum™ platform, our ENERGY program is ongoing, which consists of five studies to generate patient eligibility, efficacy, safety and pharmacokinetics, or PK, data in patients with focal onset seizures, or FOS, or generalized epilepsy. Studies under the ENERGY program include EMPOWER, RADIANT, POWER1, POWER2 and POWER3. In the second half of 2025, we announced positive results from our RADIANT Phase 2 open-label study evaluating the PK, safety and efficacy of vormatrigine in patients with FOS or generalized epilepsy. We initiated the EMPOWER study, an observational study of vormatrigine in patients with epilepsy, in the third quarter of 2024. In June 2026, we announced that the primary endpoint was not met in our POWER1 study, a double-blind, placebo-controlled, 12-week study in FOS. We paused enrollment in POWER2, our third efficacy study, to reassess the vormatrigine program and determine potential modifications. We intend to restart enrollment of the POWER2 study and initiate the POWER3 study, a clinical trial evaluating vormatrigine as a single-agent treatment for FOS, in the fourth quarter of 2026.
For our most advanced product candidate under the Solidus™ platform, elsunersen, we announced positive topline results in April 2026 from the EMBRAVE Part A study evaluating the safety and efficacy of elsunersen versus sham procedure for treating SCN2A gain-of-function DEE. In June 2026, we received FDA breakthrough therapy designation for elsunersen for the treatment of seizures associated with SCN2A DEEs caused by gain-of-function variants. We are currently enrolling EMBRAVE3, a Phase 3 registrational study for early-seizure-onset SCN2A DEE, and expect to announce topline results in 2027.
We also have three earlier stage novel ASOs with preclinical proof of mechanism. PRAX-080 is focused on PCDH19 mosaic expression, PRAX-090 is targeting SYNGAP1 loss-of-function, or LoF, mutations which is a leading cause of severe intellectual disability and epilepsy in DEEs, and PRAX-100 is targeting SCN2A LoF mutations, the predominant genetic link to de novo autism spectrum disorders, or ASD. We anticipate nominating several development candidates in 2026.
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
We are a development stage company and we have not generated any revenue from product sales. All of our product candidates are in preclinical and clinical development or awaiting regulatory approval. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $176.3 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $1.3 billion. We expect to incur significant expenses for the foreseeable future as we expand our research and development activities and prepare for commercialization of our product candidates. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
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
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $1.4 billion. We expect that our cash, cash equivalents, and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our operating activities into 2028. The analysis included consideration of our current financial needs and ongoing research and development and commercialization plans. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cerebrum™	$40,444	$46,977	$92,433	$89,809
Solidus™	8,655	1,979	12,989	3,327
Personnel-related (including stock-based compensation)	15,877	11,459	32,528	24,310
Other indirect research and development expenses	4,440	2,591	9,453	6,366
Total research and development expenses	$69,416	$63,006	$147,403	$123,812
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

Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three and six months ended June 30, 2026 and 2025.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Operating expenses:
Research and development	$69,416	$63,006	$6,410
General and administrative	27,488	13,061	14,427
Total operating expenses	96,904	76,067	20,837
Loss from operations	(96,904)	(76,067)	(20,837)
Other income:
Other income, net	13,184	4,940	8,244
Total other income	13,184	4,940	8,244
Net loss	$(83,720)	$(71,127)	$(12,593)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Cerebrum™	$40,444	$46,977	$(6,533)
Solidus™	8,655	1,979	6,676
Personnel-related (including stock-based compensation)	15,877	11,459	4,418
Other indirect research and development expenses	4,440	2,591	1,849
Total research and development expenses	$69,416	$63,006	$6,410
The $6.4 million increase in research and development expenses was primarily attributable to the following:
•$6.7 million increase in expense related to our Solidus™ platform, driven primarily by a $5.0 million milestone payment due to Ionis Pharmaceuticals Inc., or Ionis, upon completion of our EMBRAVE Part A study, as well as spend for our EMBRAVE3 pivotal clinical trial;
•$6.5 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦a $6.6 million decrease in spend for our ulixacaltamide program, driven primarily by decreased activity in the Essential3 study, partially offset by increased manufacturing costs to support commercialization;
◦a $4.8 million decrease in spend for our vormatrigine program, primarily driven by lower spend for our ENERGY program, partially offset by,
◦a $4.2 million increase in activities for our earlier stage assets as we advance our portfolio.
•$4.4 million increase in personnel-related costs mainly due to increased headcount; and

•$1.8 million increase in indirect expenses driven primarily by consulting spend to support operations.
General and Administrative Expense
The $14.4 million increase in general and administrative expenses was primarily attributable to the following:
•$7.2 million increase in professional expenses, primarily attributable to increased commercial spend as we prepare for the potential launches of ulixacaltamide and relutrigine; and
•$6.3 million increase in personnel-related costs mainly due to increased headcount.
Results of Operations
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Operating expenses:
Research and development	$147,403	$123,812	$23,591
General and administrative	55,361	26,983	28,378
Total operating expenses	202,764	150,795	51,969
Loss from operations	(202,764)	(150,795)	(51,969)
Other income:
Other income, net	26,483	10,372	16,111
Total other income	26,483	10,372	16,111
Net loss	$(176,281)	$(140,423)	$(35,858)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Cerebrum™	$92,433	$89,809	$2,624
Solidus™	12,989	3,327	9,662
Personnel-related (including stock-based compensation)	32,528	24,310	8,218
Other indirect research and development expenses	9,453	6,366	3,087
Total research and development expenses	$147,403	$123,812	$23,591
The $23.6 million increase in research and development expenses was primarily attributable to the following:
•$2.6 million increase in expense related to our Cerebrum™ platform, driven primarily by:
◦a $7.6 million increase in spend for our relutrigine program, primarily related to our EMERALD trial activities and manufacturing spend to support commercialization;
◦a $5.9 million increase in activities for our earlier stage assets as we advance our portfolio;
◦a $2.1 million increase in spend for our vormatrigine program, primarily driven by spend for our ENERGY program, partially offset by,

◦a $13.0 million decrease in spend for our ulixacaltamide program, driven primarily by decreased activity in the Essential3 study, partially offset by increased manufacturing costs to support commercialization and the PDUFA fee paid in the first quarter of 2026.
•$9.7 million increase in expense related to our Solidus™ platform, driven primarily by a $5.0 million milestone payment due to Ionis Pharmaceuticals Inc., or Ionis, upon completion of our EMBRAVE Part A study, as well as spend for our EMBRAVE3 pivotal clinical trial;
•$8.2 million increase in personnel-related costs due to increased headcount; and
•$3.1 million increase in indirect expenses driven primarily by consulting spend to support operations.
General and Administrative Expense
The $28.4 million increase in general and administrative expenses was primarily attributable to the following:
•$15.5 million increase in personnel-related costs mainly due to increased stock-based compensation expense and increased headcount; and
•$11.3 million increase in professional expenses, primarily attributable to increased commercial spend as we prepare for the potential launches of ulixacaltamide and relutrigine.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development or awaiting regulatory review, and we may not generate meaningful revenue from product sales in the near term, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through June 30, 2026, we have raised $2.4 billion in aggregate cash proceeds from such transactions, net of issuance costs. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $1.4 billion.
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
In September 2025, we entered into a Sales Agreement, or the 2025 Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, to provide for the offering, issuance and sale of up to an aggregate of $250.0 million of common stock from time to time in at-the-market offerings. During the six months ended June 30, 2026, we did not issue or sell any shares of common stock under the 2025 Sales Agreement.
In October 2025, we completed a public offering of: (i) an aggregate of 3,527,072 shares of our common stock at a public offering price of $157.00 per share, including the underwriters' full exercise of their option to purchase 501,592 additional shares of common stock, and (ii) pre-funded warrants to purchase 318,470 shares of common stock at a public offering price of $156.9999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were $567.1 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us. As of June 30, 2026, none of the pre-funded warrants had been exercised and all remained outstanding.

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
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(163,694)	$(107,686)
Investing activities	(333,293)	(33,170)
Financing activities	614,003	82,899
Net increase (decrease) in cash, cash equivalents and restricted cash	$117,016	$(57,957)
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
During the six months ended June 30, 2026, net cash used in operating activities of $163.7 million was primarily due to our $176.3 million net loss and $15.1 million in changes in operating assets and liabilities primarily related to a decrease in accrued expenses, partially offset by $27.7 million of non-cash charges primarily related to stock-based compensation.
During the six months ended June 30, 2025, net cash used in operating activities of $107.7 million was primarily due to our $140.4 million net loss, partially offset by $17.8 million in changes in operating assets and liabilities primarily related to an increase in accounts payable and $14.9 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities of $333.3 million was primarily related to purchases of marketable securities offset by maturities of marketable securities.
During the six months ended June 30, 2025, net cash used in investing activities of $33.2 million was primarily related to purchases of marketable securities offset by maturities of marketable securities.
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities of $614.0 million consisted primarily of net proceeds from our January 2026 follow-on offering.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenditures and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We did not make any sales of unregistered securities during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)    Insider Trading Arrangements and Policies.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

PRAXIS PRECISION MEDICINES, INC.

Date:	August 6, 2026	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)