Form 10-Q
period 2026-09-30
Praxis Precision Medicines, Inc.
filed 2026-11-09
CIK 1689548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 4, 2026, the registrant had 27,951,553 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$361,851	$357,329
Marketable securities	383,472	242,002
Prepaid expenses and other current assets	17,477	11,580
Total current assets	762,800	610,911
Long-term marketable securities	540,703	326,757
Property and equipment, net	1,901	147
Operating lease right-of-use assets	674	92
Other assets	5,995	—
Total assets	$1,312,073	$937,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,016	$24,628
Accrued expenses	36,750	35,033
Operating lease liabilities	732	110
Total current liabilities	52,498	59,771
Total liabilities	52,498	59,771
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	$—	$—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 27,948,243 shares issued and outstanding as of September 30, 2026, and 25,195,092 shares issued and outstanding as of December 31, 2025	15	15
Additional paid-in capital	2,675,810	2,017,566
Accumulated deficit	(1,410,523)	(1,140,008)
Accumulated other comprehensive (loss) gain	(5,727)	563
Total stockholders’ equity	1,259,575	878,136
Total liabilities and stockholders’ equity	$1,312,073	$937,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$64,205	$65,797	$211,608	$189,609
General and administrative	42,709	12,562	98,070	39,545
Total operating expenses	106,914	78,359	309,678	229,154
Loss from operations	(106,914)	(78,359)	(309,678)	(229,154)
Other income:
Other income, net	12,680	4,425	39,163	14,797
Total other income	12,680	4,425	39,163	14,797
Net loss	$(94,234)	$(73,934)	$(270,515)	$(214,357)
Net loss per share attributable to common stockholders, basic and diluted	$(3.23)	$(3.36)	$(9.31)	$(9.97)
Weighted average common shares outstanding, basic and diluted	29,178,396	21,977,268	29,065,656	21,506,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(94,234)	$(73,934)	$(270,515)	$(214,357)
Change in unrealized (loss) gain on marketable securities, net of tax	(3,055)	105	(6,290)	(154)
Comprehensive loss	$(97,289)	$(73,829)	$(276,805)	$(214,511)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	25,195,092	$15	$2,017,566	$(1,140,008)	$563	$878,136
Stock-based compensation expense	—	—	17,112	—	—	17,112
Issuance of common stock from follow-on public offering, net of underwriting discounts, commissions and offering costs of $40,153	2,543,800	—	621,235	—	—	621,235
Vesting of restricted stock units	134,225	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(45,548)	—	(12,923)	—	—	(12,923)
Issuance of common stock upon exercise of stock options	31,945	—	1,119	—	—	1,119
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(2,157)	(2,157)
Net loss	—	—	—	(92,561)	—	(92,561)
Balance at March 31, 2026	27,859,514	$15	$2,644,109	$(1,232,569)	$(1,594)	$1,409,961
Stock-based compensation expense	—	—	11,309	—	—	11,309
Issuance of common stock under employee stock purchase plan	4,817	—	809	—	—	809
Vesting of restricted stock units	4,400	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,098)	—	(310)	—	—	(310)
Issuance of common stock upon exercise of stock options	48,960	—	4,073	—	—	4,073
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(1,078)	(1,078)
Net loss	—	—	—	(83,720)	—	(83,720)
Balance at June 30, 2026	27,916,593	$15	$2,659,990	$(1,316,289)	$(2,672)	$1,341,044
Stock-based compensation expense	—	—	14,891	—	—	14,891
Vesting of restricted stock units	4,791	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,502)	—	(493)	—	—	(493)
Issuance of common stock upon exercise of stock options	28,361	—	1,422	—	—	1,422
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(3,055)	(3,055)
Net loss	—	—	—	(94,234)	—	(94,234)
Balance at September 30, 2026	27,948,243	$15	$2,675,810	$(1,410,523)	$(5,727)	$1,259,575

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	19,422,358	$14	$1,281,522	$(836,740)	$654	$445,450
Stock-based compensation expense	—	—	8,786	—	—	8,786
Issuance of common stock from at-the-market public offerings, net of commission costs of $1,120	694,212	—	54,904	—	—	54,904
Issuance of common stock from exercise of pre-funded warrants	173,840	—	—	—	—	—
Vesting of restricted stock units	55,850	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(18,765)	—	(1,195)	—	—	(1,195)
Issuance of common stock upon exercise of stock options	14,422	—	560	—	—	560
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	5	5
Net loss	—	—	—	(69,296)	—	(69,296)
Balance at March 31, 2025	20,341,917	$14	$1,344,577	$(906,036)	$659	$439,214
Stock-based compensation expense	—	—	7,770	—	—	7,770
Issuance of common stock from at-the-market offerings, net of commission costs of $579	657,477	—	28,360	—	—	28,360
Issuance of common stock from exercise of pre-funded warrants	26,509	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	9,319	—	294	—	—	294
Vesting of restricted stock units	5,860	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(608)	—	(23)	—	—	(23)
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(264)	(264)
Net loss	—	—	—	(71,127)	—	(71,127)
Balance at June 30, 2025	21,040,474	$14	$1,380,978	$(977,163)	$395	$404,224
Stock-based compensation expense	—	—	7,447	—	—	7,447
Issuance of common stock from at-the-market public offerings, net of issuance and commission costs of $359	102,364	—	4,907	—	—	4,907
Vesting of restricted stock units	3,746	—	—	—	—	—
Shares withheld for taxes for vesting of restricted stock units	(1,106)	—	(52)	—	—	(52)
Issuance of common stock upon exercise of stock options	20,455	—	808	—	—	808
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	105	105
Net loss	—	—	—	(73,934)	—	(73,934)
Balance at September 30, 2025	21,165,933	$14	$1,394,088	$(1,051,097)	$500	$343,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXIS PRECISION MEDICINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(270,515)	$(214,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	105	112
Stock-based compensation expense	43,312	24,003
Non-cash operating lease expense	843	769
Amortization of premiums and discounts on marketable securities, net	(2,173)	(2,921)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,312)	5,534
Accounts payable	(9,610)	18,291
Accrued expenses	1,717	(3,228)
Operating lease liabilities	(804)	(933)
Other	(1,995)	(13)
Net cash used in operating activities	(245,432)	(172,743)
Cash flows from investing activities:
Purchases of marketable securities	(720,769)	(233,537)
Maturities of marketable securities	361,234	250,836
Purchases of property and equipment and capitalized software	(1,859)	(56)
Other	(4,000)	—
Net cash (used in) provided by investing activities	(365,394)	17,243
Cash flows from financing activities:
Issuance of common stock from follow-on public offering, net of underwriting discounts, commissions and offering costs	621,235	—
Proceeds from at-the-market offerings, net of issuance and commission costs	—	89,263
Payments of tax withholdings related to vesting of restricted stock units	(13,726)	(1,270)
Proceeds from exercise of stock options and employee stock purchase plan purchases	7,423	1,662
Net cash provided by financing activities	614,932	89,655
Increase (decrease) in cash, cash equivalents and restricted cash	4,106	(65,845)
Cash, cash equivalents and restricted cash, beginning of period	357,745	215,788
Cash, cash equivalents and restricted cash, end of period	$361,851	$149,943
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	361,851	149,527
Restricted cash	—	416
Total cash, cash equivalents and restricted cash	$361,851	$149,943
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$1,425	$—
Issuance costs from at-the-market offering included in accrued expenses	$—	$221
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
Praxis was incorporated in 2015 and commenced operations in 2016. The Company has funded its operations primarily with proceeds from the issuance of redeemable convertible preferred stock, from the sale of common stock through an initial public offering, at-the-market offerings under its shelf registration statement, and follow-on public offerings of common stock and pre-funded warrants to purchase common stock. From inception through September 30, 2026, the Company raised $2.4 billion in aggregate cash proceeds from these transactions, net of issuance costs.
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
The Company has incurred recurring losses since its inception, including a net loss of $270.5 million for the nine months ended September 30, 2026. In addition, as of September 30, 2026, the Company had an accumulated deficit of $1.4 billion. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2026 of $1.3 billion will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to achieve regulatory approvals of its new drug applications, which are subject to risk and timing uncertainty, and raising additional capital to finance its operations, if needed. The Company's inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K, other than as noted below.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. Financial statement disclosures for the three and nine months ended September 30, 2026 and 2025 are condensed and do not include all disclosures required for an annual set of financial statements in accordance with GAAP.
The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ended December 31, 2026, any other interim periods, or any future year or period.
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
Internal-Use Software and Cloud Computing Arrangements
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
As of September 30, 2026, the Company had capitalized internal-use software costs of $1.4 million, which are included within property and equipment, net on the condensed consolidated balance sheet. Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of the software, typically two to five years. Amortization expense related to these costs will be presented within depreciation expense which is presented within operating expenses within the consolidated statement of operations. No amortization expense has been recorded as of September 30, 2026. Cash flows associated with these capitalized internal-use software costs are classified within investing activities in the consolidated statements of cash flows.
As of September 30, 2026, the Company had capitalized cloud computing implementation costs of $3.2 million, of which $1.2 million is classified as current and included in prepaid expenses and other current assets, and $2.0 million is classified as noncurrent and included in other assets on the condensed consolidated balance sheet. These costs are amortized on a straight-line basis over the term of the associated hosting arrangement, including reasonably certain renewal periods, beginning when the module or component of the hosting arrangement is ready for its intended use, typically two to five years. Amortization expense related to these costs will be presented in the same line item in the consolidated statement of operations as the fees associated with the hosting arrangement. No amortization expense has been recorded as of September 30, 2026. Cash flows associated with these implementation costs are classified within operating activities in the consolidated statements of cash flows, consistent with the classification of the related hosting fees.
The Company evaluates capitalized costs for impairment consistent with its policy for long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not record any impairment during the three and nine months ended September 30, 2026.
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
3. Cash Equivalents and Marketable Securities
The following is a summary of the Company's investment portfolio as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$62,167	$—	$—	$62,167
Available-for-sale securities:
Debt securities issued by U.S. government agencies	328,376	—	(1,456)	326,920
Corporate debt securities	267,888	—	(1,177)	266,711
Asset backed securities	63,143	—	(153)	62,990
Commercial paper	26,689	—	(54)	26,635
Certificates of deposit	1,026	—	—	1,026
Other debt securities	242,780	—	(2,887)	239,893
Total cash equivalents and marketable securities	$992,069	$—	$(5,727)	$986,342

	As of December 31, 2025
		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	$195,296	$—	$—	$195,296
Debt securities issued by U.S. government agencies	7,003	—	(1)	7,002
Available-for-sale securities:
Corporate debt securities	198,036	282	—	198,318
Debt securities issued by U.S. government agencies	183,739	258	—	183,997
Asset backed securities	61,282	70	—	61,352
Commercial paper	7,714	4	—	7,718
Other debt securities	117,424	—	(50)	117,374
Total cash equivalents and marketable securities	$770,494	$614	$(51)	$771,057
As of September 30, 2026, the Company had 213 securities with a total fair market value of $878.1 million in an unrealized loss position. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. The Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and an allowance was not recognized.
Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	September 30, 2026	December 31, 2025
Within one year	$383,472	$242,002
After one year through five years	540,703	326,757
Total	$924,175	$568,759
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and nine months ended September 30, 2026 and 2025.
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
•Level 2: Quoted prices for similar assets in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset; or
•Level 3: Prices or valuation techniques that require inputs that are both significant to the valuation of the asset and unobservable.
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$62,167	$—	$—	$62,167

Debt securities issued by U.S. government agencies	326,920	—	—	326,920
Corporate debt securities	—	266,711	—	266,711
Asset backed securities	—	62,990	—	62,990
Commercial paper	—	26,635	—	26,635
Certificates of deposit	—	1,026	—	1,026
Other debt securities	—	239,893	—	239,893
	$389,087	$597,255	$—	$986,342

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$195,296	$—	$—	$195,296

Debt securities issued by U.S. government agencies	190,999	—	—	190,999
Corporate debt securities	—	198,318	—	198,318
Asset backed securities	—	61,352	—	61,352
Commercial paper	—	7,718	—	7,718
Other debt securities	—	117,374	—	117,374
	$386,295	$384,762	$—	$771,057

5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued commercial manufacturing-related expenses	$14,651	$884
Accrued external research and development expenses	9,680	13,407
Accrued personnel-related expenses	7,238	18,713
Accrued other expenses	5,181	2,029
Total accrued expenses	$36,750	$35,033
6. Commitments and Contingencies
In May 2021, the Company entered into a sublease agreement for office space located in Boston, Massachusetts that expired on January 31, 2026. The Company issued a letter of credit to the landlord related to the security deposit, secured by restricted cash, which is reflected within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of December 31, 2025. During the three months ended September 30, 2026, following the expiration of a required holding period, the letter of credit was released and the associated collateral cash was reclassified from restricted cash to cash and cash equivalents. In September 2025, the Company entered into a license agreement for its existing office space which commenced on March 1, 2026 and expires on March 31, 2027, with no option to renew or terminate early. At commencement, the Company recorded an operating lease right-of-use asset and operating lease liability of $1.4 million, which are reflected within the accompanying condensed consolidated balance sheet as of September 30, 2026. This license agreement qualifies as an operating lease. In October 2026, the Company entered into an additional license agreement for its existing office space, which will commence on April 1, 2027 and expire on March 31, 2029.
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
The Company’s obligations under the arrangement comprise a single promise, or one performance obligation, related to the exclusive development and commercialization license granted to Tenacia. Total proceeds associated with the combined arrangement at inception were $14.8 million consisting of the following: (i) $10.0 million gross proceeds from the sale of common stock under the Stock Purchase Agreement and (ii) $4.8 million, net of tax, related to the up-front payment under the Tenacia License Agreement, both of which were received in January 2024. During the three and nine months ended September 30, 2026 and 2025, the Company had not achieved any development or sales milestones or earned any royalties under the Tenacia License Agreement.
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
As of September 30, 2026, the Company did not have any material receivables, included within other current assets and prepaid expenses on the consolidated balance sheets, and had no deferred revenue related to the arrangement with Tenacia. The Company did not recognize any contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer through September 30, 2026 because no qualifying costs were incurred. During three and nine months ended September 30, 2026 and 2025, the Company did not recognize any revenue associated with the combined arrangement.
8. Common Stock and Preferred Stock
Common Stock
As of September 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value.
As of September 30, 2026 and December 31, 2025, the Company did not hold any treasury shares.
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
During the nine months ended September 30, 2026, no pre-funded warrants were exercised. As of September 30, 2026, a total of 704,225 pre-funded warrants associated with this offering remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days' prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of September 30, 2026, none of the pre-funded warrants had been exercised and all remained outstanding.
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
The pre-funded warrants are exercisable at any time on or after the date of issuance at the option of the holder, subject to a beneficial ownership blocker that may limit exercisability. No holder may exercise any portion of the warrants that would cause the aggregate number of shares of common stock beneficially owned by such holder, together with its affiliates, to exceed 4.99% (or 9.99%) of the issued and outstanding common stock. A holder of a pre-funded warrant may increase or decrease this percentage up to 19.99% by providing at least 61 days’ prior notice to the Company. The pre-funded warrants do not expire. The pre-funded warrants may be settled through either physical or net share settlement. Following the occurrence of certain fundamental transactions, the holders of the pre-funded warrants have the right to receive upon exercise of the warrants the same amount and kind of securities, cash, or property as they would have been entitled to receive if they had been holders of the common shares issuable under the warrants immediately prior to such transaction. As of September 30, 2026, none of the pre-funded warrants had been exercised and all remained outstanding.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance:

	September 30, 2026	December 31, 2025
Shares reserved for exercise of outstanding stock options	1,873,889	1,876,778
Shares reserved for exercise of pre-funded warrants related to the January 2024 Financing	704,225	704,225
Shares reserved for exercise of pre-funded warrants related to the April 2024 Financing	221,238	221,238
Shares reserved for exercise of pre-funded warrants related to October 2025 Financing	318,470	318,470
Shares reserved for future awards under the 2020 Stock Option and Incentive Plan	1,410,115	473,358
Shares reserved for future awards under the 2020 Employee Stock Purchase Plan	528,313	281,180
Shares reserved for future awards under the 2024 Inducement Plan	918,991	945,280
Shares reserved for vesting of restricted stock units and performance stock units	664,323	501,853
Total shares of authorized common stock reserved for future issuance	6,639,564	5,322,382
Preferred Stock
As of September 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 10,000,000 shares of undesignated preferred stock, $0.0001 par value.
9. Stock-Based Compensation
2024 Inducement Plan
In January 2024, the Board of Directors ("the Board") adopted the 2024 Inducement Plan (the "Inducement Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules ("Rule 5635(c)(4)"). In accordance with Rule 5635(c)(4), the Inducement Plan allows the Company to grant awards only to a newly hired employee who was not previously an employee or non-employee director or to an employee who is being rehired following a bona fide period of non-employment if such award is a material inducement to such employee entering into employment. In January 2025, the number of shares of common stock authorized for issuance under the Inducement Plan was increased by 870,000 shares. The total number of shares of common stock authorized for issuance under the Inducement Plan as of September 30, 2026 and December 31, 2025 was 1,000,000 shares.
2020 Stock Option and Incentive Plan
The total number of shares of common stock authorized for issuance under the 2020 Stock Option and Incentive Plan (the "2020 Plan”) as of September 30, 2026 and December 31, 2025 was 4,201,704 shares and 2,941,950 shares, respectively.
2017 Stock Incentive Plan

The total number of shares of common stock authorized for issuance under the 2017 Stock Incentive Plan (the "2017 Plan") as of September 30, 2026 and December 31, 2025 was 395,850 shares. Any authorization to issue new options under the 2017 Plan was cancelled upon the effectiveness of the 2020 Plan and no further awards will be granted under the 2017 Plan.
2020 Employee Stock Purchase Plan
The total number of shares of common stock authorized for issuance under the 2020 Employee Stock Purchase Plan (the "2020 ESPP”) as of September 30, 2026 and December 31, 2025 was 621,318 shares and 369,368 shares, respectively.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	501,853	$64.12
Issued	195,072	299.96
Vested	(135,575)	69.74
Forfeited	(28,829)	124.86
Unvested as of September 30, 2026	532,521	$145.79
As of September 30, 2026, total unrecognized compensation cost related to unvested restricted stock units was $63.0 million, which is expected to be recognized over a weighted-average period of 3.05 years.
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
The following table summarizes the Company’s performance stock unit activity:

	Shares	Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Issued(a)	131,802	294.38
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2026	131,802	$294.38
(a) The number of shares issued during the period is the maximum amount of shares that could be payable under the terms of the PSU agreement.
As of September 30, 2026, total unrecognized compensation costs related to unvested PSUs that were determined to be probable of achievement was $4.4 million, which is expected to be recognized over a weighted-average period of 0.30 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2025	1,876,778	$89.80
Granted	109,647	292.60
Exercised	(102,607)	66.00		$27,038
Cancelled or Forfeited	(9,929)	73.51
Outstanding as of September 30, 2026	1,873,889	$103.06	7.12	$378,577
Exercisable as of September 30, 2026	1,334,562	$102.51	6.70	$277,416
Vested and expected to vest as of September 30, 2026	1,873,889	$103.06	7.12	$378,577
Valuation of Stock Options
The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted to employees and non-employees on the date of grant were as follows for the nine months ended September 30, 2026. No stock options were granted during the three months ended September 30, 2026.

Nine Months Ended September 30,
2026
Risk-free interest rate	3.87%
Expected term (in years)	6.00
Expected volatility	80.09%
Expected dividend yield	—%
Weighted average grant-date fair value per share	$207.72
As of September 30, 2026, total unrecognized compensation cost related to unvested stock options was $37.3 million, which is expected to be recognized over a weighted-average period of 2.12 years.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,737	$2,959	$14,165	$9,969
General and administrative	10,154	4,488	29,147	14,034
Total stock-based compensation expense	$14,891	$7,447	$43,312	$24,003
10. Net Loss per Share
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options	1,873,889	2,070,371	1,873,889	2,070,371
Unvested restricted stock units and performance stock units	664,323	516,119	664,323	516,119
Potential shares issuable under the 2020 ESPP	3,881	13,795	3,881	13,795
	2,542,093	2,600,285	2,542,093	2,600,285

Common shares issuable upon exercise of the pre-funded warrants that were sold in connection with the January 2024, April 2024, and October 2025 underwritten public offerings are included in the calculation of basic weighted average number of common shares outstanding for the three and nine months ended September 30, 2026 and 2025. Consistent with the guidance in ASC 260-10-45-13, the underlying common shares are issuable for little to no consideration and there are no vesting conditions or contingencies associated with the warrants. Accordingly, the aggregate number of common shares underlying the pre-funded warrants have been considered outstanding for purposes of the calculation of basic net loss per share from the date of issuance.
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
The following table presents selected financial information about the Company's single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Program-specific expenses:
Ulixacaltamide	$14,337	$11,644	$46,739	$53,542
Vormatrigine	10,655	20,899	44,027	52,589
Relutrigine	16,749	14,965	43,582	30,851
Elsunersen	2,525	2,219	13,863	4,297
Other early stage assets	6,667	3,142	15,380	5,664
Personnel-related expenses	29,169	12,116	65,843	37,059
Stock-based compensation expense	14,891	7,447	43,312	24,003
Depreciation expense	33	19	105	112
Other segment expenses(a)	11,888	5,908	36,827	21,037
Other income, net	12,680	4,425	39,163	14,797
Consolidated net loss	$(94,234)	$(73,934)	$(270,515)	$(214,357)
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
For our ulixacaltamide program within the Cerebrum™ platform, we submitted a New Drug Application, or NDA, for ulixacaltamide HCl for the treatment of essential tremor, or ET, to the FDA based on the positive results of our two studies in the Phase 3 Essential3 program in ET, and it was accepted for review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of January 29, 2027. The late-cycle meeting was successfully completed and it is our understanding that the review is substantially complete. Key discussions during the meeting were centered around labeling topics. The agency confirmed that no advisory committee meeting is planned. In anticipation of potential approval, commercial preparations and pre-launch activities are ongoing. In July 2026, we entered into a research collaboration and license agreement with Remagine Labs, Inc., a developer of electronically controlled transdermal drug delivery systems, to develop an iontophoretic transdermal patch for the delivery of ulixacaltamide.
For our relutrigine program within the Cerebrum™ platform, we submitted an NDA for relutrigine for the treatment of SCN2A and SCN8A developmental and epileptic encephalopathies, or DEEs, to the FDA based on the positive results from the registrational cohort of the EMBOLD study in SCN2A-DEE and SCN8A-DEE, and it was accepted for priority review with a target PDUFA action date of September 27, 2026. In June 2026, the FDA notified us that it had extended by three months the review period for our NDA for relutrigine, setting an updated PDUFA action date of December 27, 2026. The late-cycle meeting was recently completed. Key discussions during the meeting centered around open questions and recent information requests from the FDA. The agency confirmed that no advisory committee meeting is planned. In anticipation of potential approval, commercial preparations and pre-launch activities are ongoing. The EMERALD study, which is evaluating relutrigine in patients with broad DEEs, has completed recruitment, with topline results anticipated in the fourth quarter of 2026. Assuming approval of the NDA for relutrigine, we believe the EMERALD study, if positive, could serve as the basis for a supplemental NDA, or sNDA, submission in 2027.

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
For our vormatrigine program within the Cerebrum™ platform, our ENERGY program is ongoing, which consists of five studies to generate patient eligibility, efficacy, safety and pharmacokinetics, or PK, data in patients with focal onset seizures, or FOS, or generalized epilepsy. Studies under the ENERGY program include EMPOWER, RADIANT, POWER1, POWER2 and POWER3. In the second half of 2025, we announced positive results from our RADIANT Phase 2 open-label study evaluating the PK, safety and efficacy of vormatrigine in patients with FOS or generalized epilepsy. We initiated the EMPOWER study, an observational study of vormatrigine in patients with epilepsy, in the third quarter of 2024. In June 2026, we announced that the primary endpoint was not met in our POWER1 study, a double-blind, placebo-controlled, 12-week study in FOS. POWER2, our third efficacy study, has restarted following updates to the study design that incorporate learnings from POWER1. We are also finalizing the design of the POWER3 study, a clinical trial evaluating vormatrigine as a single-agent treatment for FOS, and expect to initiate in 2027.
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
We are a development stage company and we have not generated any revenue from product sales. All of our product candidates are in preclinical and clinical development or awaiting regulatory approval. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. We have incurred recurring operating losses since inception, including a net loss of $270.5 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $1.4 billion. We expect to incur significant expenses for the foreseeable future as we expand our research and development activities and prepare for commercialization of our product candidates. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will be maintained or increased in connection with our ongoing activities, as we:
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
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $1.3 billion. We expect that our cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenditures and capital expenditure requirements necessary to advance our operating activities into 2028. The analysis included consideration of our current financial needs and ongoing research and development and commercialization plans. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
As a company operating primarily in a virtual environment, a significant portion of our research and development costs have been external costs incurred by third-parties. We track direct external research and development expenses to specific platforms and product candidates upon commencement. Due to the number of ongoing studies and our ability to use resources across platforms, indirect or shared operating costs incurred for our research and development platforms, such as personnel, facility costs and certain consulting costs, are not recorded or maintained on a platform-specific basis.
The following table reflects our research and development expenses, including direct expenses summarized by platform and indirect or shared operating costs recognized as research and development expenses during the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cerebrum™	$40,389	$49,182	$132,822	$138,991
Solidus™	2,781	3,244	15,770	6,571
Personnel-related (including stock-based compensation)	18,045	11,069	50,573	35,379
Other indirect research and development expenses	2,990	2,302	12,443	8,668
Total research and development expenses	$64,205	$65,797	$211,608	$189,609
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items. Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates. There was no income tax provision recognized for the three and nine months ended September 30, 2026 and 2025.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Operating expenses:
Research and development	$64,205	$65,797	$(1,592)
General and administrative	42,709	12,562	30,147
Total operating expenses	106,914	78,359	28,555
Loss from operations	(106,914)	(78,359)	(28,555)
Other income:
Other income, net	12,680	4,425	8,255
Total other income	12,680	4,425	8,255
Net loss	$(94,234)	$(73,934)	$(20,300)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Cerebrum™	$40,389	$49,182	$(8,793)
Solidus™	2,781	3,244	(463)
Personnel-related (including stock-based compensation)	18,045	11,069	6,976
Other indirect research and development expenses	2,990	2,302	688
Total research and development expenses	$64,205	$65,797	$(1,592)
The $1.6 million decrease in research and development expenses was primarily attributable to the following:
•$8.8 million decrease in expense related to our Cerebrum™ platform, driven primarily by:
◦a $10.2 million decrease in spend for our vormatrigine program, driven primarily by lower spend for our ENERGY program;
◦a $3.3 million decrease in spend for our relutrigine program, driven primarily by lower EMBOLD study costs following the early completion of the registrational cohort in December 2025, partially offset by current year EMERALD study activity; and
◦a $4.3 million increase in activities for our earlier stage assets as we advance our portfolio; partially offset by,
•$7.0 million increase in personnel-related costs mainly due to increased headcount.

General and Administrative Expense
The $30.1 million increase in general and administrative expenses was primarily attributable to the following:
•$17.2 million increase in personnel-related costs mainly due to increased stock-based compensation expense and increased headcount;
•$9.4 million increase in professional expenses, primarily attributable to increased commercial spend as we prepare for the potential launches of ulixacaltamide and relutrigine; and
•$3.5 million increase in other expenses, primarily attributable to costs to support our growing headcount and commercial readiness.
Results of Operations
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our condensed consolidated statements of operations for each period presented (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Operating expenses:
Research and development	$211,608	$189,609	$21,999
General and administrative	98,070	39,545	58,525
Total operating expenses	309,678	229,154	80,524
Loss from operations	(309,678)	(229,154)	(80,524)
Other income:
Other income, net	39,163	14,797	24,366
Total other income	39,163	14,797	24,366
Net loss	$(270,515)	$(214,357)	$(56,158)
Research and Development Expense
The following table summarizes our research and development expenses for each period presented, along with the changes in those items (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Cerebrum™	$132,822	$138,991	$(6,169)
Solidus™	15,770	6,571	9,199
Personnel-related (including stock-based compensation)	50,573	35,379	15,194
Other indirect research and development expenses	12,443	8,668	3,775
Total research and development expenses	$211,608	$189,609	$21,999
The $22.0 million increase in research and development expenses was primarily attributable to the following:
•$15.2 million increase in personnel-related costs due to increased headcount;
•$9.2 million increase in expense related to our Solidus™ platform, driven primarily by a $5.0 million milestone payment due to Ionis Pharmaceuticals Inc. upon completion of our EMBRAVE Part A study, as well as spend for our EMBRAVE3 pivotal clinical trial;
•$3.8 million increase in indirect expenses driven primarily by consulting spend to support operations; partially offset by,
•$6.2 million decrease in expense related to our Cerebrum™ platform, driven primarily by:

◦a $12.6 million decrease in spend for our ulixacaltamide program, driven primarily by decreased activity in the Essential3 study, partially offset by increased manufacturing costs to support commercialization and the PDUFA fee paid in the first quarter of 2026;
◦an $8.1 million decrease in spend for our vormatrigine program, driven primarily by lower spend for our ENERGY program; partially offset by,
◦a $10.3 million increase in activities for our earlier stage assets as we advance our portfolio; and
◦a $4.2 million increase in spend for our relutrigine program, primarily related to our current year EMERALD trial activities,partially offset by decreased spend for the EMBOLD study.
General and Administrative Expense
The $58.5 million increase in general and administrative expenses was primarily attributable to the following:
•$32.8 million increase in personnel-related costs mainly due to increased stock-based compensation expense and increased headcount;
•$20.6 million increase in professional expenses, primarily attributable to increased commercial spend as we prepare for the potential launches of ulixacaltamide and relutrigine; and
•$5.1 million increase in other expenses, primarily attributable to costs to support our growing headcount and commercial readiness.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development or awaiting regulatory review, and we may not generate meaningful revenue from product sales in the near term, if at all.
To date, we have financed our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and from the sale of common stock through an initial public offering, common stock and pre-funded warrants through follow-on public offerings and common stock from at-the-market offerings under our shelf registration statement. From inception through September 30, 2026, we have raised $2.4 billion in aggregate cash proceeds from such transactions, net of issuance costs. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $1.3 billion.
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
In September 2025, we entered into a Sales Agreement, or the 2025 Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, to provide for the offering, issuance and sale of up to an aggregate of $250.0 million of common stock from time to time in at-the-market offerings. During the nine months ended September 30, 2026, we did not issue or sell any shares of common stock under the 2025 Sales Agreement.
In October 2025, we completed a public offering of: (i) an aggregate of 3,527,072 shares of our common stock at a public offering price of $157.00 per share, including the underwriters' full exercise of their option to purchase 501,592 additional shares of common stock, and (ii) pre-funded warrants to purchase 318,470 shares of common stock at a public offering price of $156.9999 per share of common stock underlying the warrants. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, less the $0.0001 per share exercise price of each underlying share. Total net proceeds generated from the offering were

$567.1 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us. As of September 30, 2026, none of the pre-funded warrants had been exercised and all remained outstanding.
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
Cash Flows
The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(245,432)	$(172,743)
Investing activities	(365,394)	17,243
Financing activities	614,932	89,655
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,106	$(65,845)
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
During the nine months ended September 30, 2026, net cash used in operating activities of $245.4 million was primarily due to our $270.5 million net loss and $17.0 million in changes in operating assets and liabilities primarily related to a decrease in accounts payable, partially offset by $42.1 million of non-cash charges primarily related to stock-based compensation.
During the nine months ended September 30, 2025, net cash used in operating activities of $172.7 million was primarily due to our $214.4 million net loss, partially offset by $19.7 million in changes in operating assets and liabilities primarily related to an increase in accounts payable and $22.0 million of non-cash charges primarily related to stock-based compensation.
Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities of $365.4 million was primarily related to purchases of marketable securities offset by maturities of marketable securities.
During the nine months ended September 30, 2025, net cash provided by investing activities of $17.2 million was primarily related to maturities of marketable securities offset by purchases of marketable securities.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities of $614.9 million consisted primarily of net proceeds from our January 2026 follow-on offering.
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
We are unable to estimate the exact amount of our working capital requirements, but based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenditures and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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
There have been no changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 19, 2026.
Recently Issued Accounting Pronouncements
We have reviewed all recently issued standards, including those disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and are still evaluating the impact of these standards on our condensed consolidated financial statements or have determined they do not otherwise apply to our current operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
We did not make any sales of unregistered securities during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)    Insider Trading Arrangements and Policies.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

PRAXIS PRECISION MEDICINES, INC.

Date:	November 9, 2026	By:	/s/ Marcio Souza
Marcio Souza
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Timothy Kelly
Timothy Kelly
Chief Financial Officer (Principal Financial Officer)